Form 10-Q
period 2022-09-30
Nuo Therapeutics, Inc.
filed 2022-11-04
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Current assets
Cash and cash equivalents	$2,877,543	$1,414,569
Restricted cash	55,000	-
Accounts receivable	30,400	-
Inventory	264,844	-
Prepaid expenses and other current assets	205,176	51,349
Total current assets	3,432,963	1,465,918

Property and equipment, net	51,284	-
Operating lease right of use assets	380,565	-
Total assets	$3,864,812	$1,465,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$334,173	$526,557
Accrued liabilities	26,522	146,522
Current portion of operating lease liabilities	77,256	-
Total current liabilities	437,951	673,079

Non-current portion of operating lease liabilities	276,203	-
Total liabilities	714,154	673,079

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock; $0.0001 par value, 100,000,000 shares authorized, 41,799,016 and 37,124,205 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4,180	3,713
Additional paid-in capital	28,951,766	24,382,195
Accumulated deficit	(25,805,288)	(23,593,069)
Total stockholders' equity	3,150,658	792,839

Total liabilities and stockholders' equity	$3,864,812	$1,465,918

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2022	Three Months ended September 30, 2021
Revenue
Product sales	$38,250	$-
Total revenue	38,250	-

Costs of sales	6,495	-
Gross profit	31,755	-

Operating expenses
Selling, general and administrative	943,620	6,751
Total operating expenses	943,620	6,751

Loss from operations	(911,865)	(6,751)

Other income (expense)
Interest expense, net	(924)	-
Total other expense	(924)	-

Net loss	$(912,789)	$(6,751)

Loss per common share
Basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	41,134,252	30,258,744

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021
Revenue
Product sales	$38,250	$-
Total revenue	38,250	-

Costs of sales	6,495	-
Gross profit (loss)	31,755	-

Operating expenses
Selling, general and administrative	2,389,164	19,018
Total operating expenses	2,389,164	19,018

Loss from operations	(2,357,409)	(19,018)

Other income (expense)
Interest expense, net	(1,248)	-
Other income	146,438	-
Total other income (expense)	145,190	-

Net loss	$(2,212,219)	$(19,018)

Loss per common share
Basic and diluted	$(0.06)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	39,395,195	30,258,744

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2022	37,124,205	$3,713	$24,382,195	$(23,593,069)	$792,839
Issuance of options to settle related party compensation liabilities	-	-	103,333	-	103,333
Stock compensation expense	-	-	6,430	-	6,430
Net loss	-	-	-	(375,380)	(375,380)
Balance, March 31, 2022	37,124,205	$3,713	$24,491,958	$(23,968,449)	$527,222
Issuance of common shares	3,957,757	396	3,957,361	-	3,957,757
Stock compensation expense	-	-	1,082	-	1,082
Net loss	-	-	-	(924,050)	(924,050)
Balance, June 30, 2022	41,081,962	$4,109	$28,450,401	$(24,892,499)	$3,562,011
Issuance of common shares, participation right and contingent warrant	500,000	50	499,950	-	500,000
Exercise of warrants	217,054	21	(21)	-	-
Stock compensation expense	-	-	1,436	-	1,436
Net loss	-	-	-	(912,789)	(912,789)
Balance, September 30, 2022	41,799,016	$4,180	$28,951,766	$(25,805,288)	$3,150,658

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, January 1, 2021	30,258,744	$3,026	$22,995,854	$(23,502,399)	$(503,519)
Net loss	-	-	-	(5,721)	(5,721)
Balance, March 31, 2021	30,258,744	$3,026	$22,995,854	$(23,508,120)	$(509,240)
Net loss	-	-	-	(6,546)	(6,546)
Balance, June 30, 2021	30,258,744	$3,026	$22,995,854	$(23,514,666)	$(515,786)
Net loss	-	-	-	(6,751)	(6,751)
Balance, September 30, 2021	30,258,744	$3,026	$22,995,854	$(23,521,417)	$(522.537)

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,212,219)	$(19,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,948	-
Gain on settlement of accounts payable	(146,438)	-
Depreciation of property and equipment	4,059	-
Amortization of operating lease right of use assets	45,973	-
Changes in operating assets and liabilities:
Accounts receivable	(30,400)
Inventory	(264,844)	-
Prepaid expenses and other current assets	(153,827)	(1,500)
Accounts payable	(45,946)	7,516
Accrued liabilities	(16,667)	-
Operating lease liabilities	(73,079)	-
Net cash used in operating activities	(2,884,440)	(13,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(55,343)	-
Net cash used in investing activities	(55,343)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, participation right, and contingent warrant	4,457,757	-
Net cash provided by financing activities	4,457,757	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,517,974	(13,002)
Cash and cash equivalents, beginning of period	1,414,569	161,432
Cash and cash equivalents, end of period	$2,932,543	$148,430
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$1,414,569	$161,432
Restricted cash	-	-
Cash, cash equivalents, and restricted cash, beginning of period	$1,414,569	$161,432

Cash and cash equivalents	$2,877,543	$148,430
Restricted cash	55,000	-
Cash, cash equivalents, and restricted cash, end of period	$2,932,543	$148,430

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of options to settle accrued compensation liabilities	$103,333	$-
ROU assets and lease liabilities established at inception of lease	$426,538	$-

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

The Company has not experienced any significant negative impact on its September 30, 2022 unaudited consolidated financial statements related to COVID-19.

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

See Note 5 – Stock Purchase Warrants and Note 6 – Equity and Stock-Based Compensation for further discussion.

Note 3 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021 CMS issued an NCD establishing national reimbursement coverage for Aurix when used in chronic non-healing wounds where a diabetes clinical diagnosis exists for the patient. During 2021, 2020 and 2019, the Company raised net cash proceeds of approximately $1.9 million from the issuance of senior secured debt, common stock and from the exercise of stock purchase warrants. In conjunction with warrant exercises in December 2021, the Company initiated efforts to return to operational status as a commercial business. During the nine months ended September 30, 2022, the Company raised proceeds of $4,457,757 from the sale of common stock, participation right, and contingent warrant to certain accredited investors in three separate equity private placements which closed in April, May, and September 2022.

We have incurred, and continue to incur, recurring losses and negative cash flows.  As of September 30, 2022, we have an accumulated deficit of $25.8 million and cash and cash equivalents on hand of approximately $2.9 million.

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

Although the achievement of future profitable operations and the ability to generate sufficient cash from operations is uncertain at this time, as a result of the closing of the private placements for proceeds of $4,457,757 during the nine months ended September 30, 2022, we have evaluated our liquidity and financial condition and determined that the Company’s cash on hand as of September 30, 2022 supports that the Company can fund its obligations for at least one year from the date these condensed consolidated financial statements are available to be issued and mitigates the substantial doubt consideration.

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

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. We maintain our cash and cash equivalents in the form of money market deposit accounts and qualifying money market funds and checking accounts with financial institutions that we believe are credit worthy. As of September 30, 2022, $55,000 of cash was considered as restricted as it collateralizes a corporate credit card.

Accounts Receivables, net

We generate accounts receivables from the sale of the Aurix product and accounts receivable as of September 30, 2022 reflects customer receivables from the initial commercial sales activities during the three months ended September 30, 2022. We will provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At September 30, 2022, we did not maintain an allowance for doubtful accounts as it was not considered necessary based on the recent initiation of commercial sales. We had no accounts receivable as of December 31, 2021 as we were not operating commercially in 2021.

Inventory

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We will maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of September 30, 2022, our inventory consisted of approximately $223,000 of finished goods inventory and approximately $42,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility.

We will provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory will be estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we will record the associated expense for this reserve to cost of sales in the consolidated statements of operations. At September 30, 2022, we did not maintain an allowance for inventory obsolescence as it was not considered necessary based on the recent initiation of commercial sales and the relatively recent vintage of product inventory.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.  Assets are depreciated, using the straight-line method, over their estimated useful life ranging from one to six years.  Maintenance and repairs are charged to operations as incurred. Our medical equipment was fully depreciated as of September 30, 2022, while depreciation on property and equipment acquired during the nine months ended September 30, 2022 was initiated at the beginning of the second quarter 2022 in the month following the date the property was placed in service.

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

As more fully described above, we recorded initial revenues from commercialization activities in the three months ended September 30, 2022. We had no revenues in the three and nine months ended September 30, 2021 due to non-operational status.

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities are based on the equally weighted average historical volatility from five comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding using the "simplified method." The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero. The assumptions for the nine months ended September 30, 2022 and 2021 are summarized in the following table:

	2022			2021
Risk free rate	1.65%	-	3.47%	0.26%
Weighted average expected years until exercise	5	-	6	5
Expected stock volatility		100%		100%
Dividend yield		-		-

The Company elected to account for forfeitures of stock-based awards as they occur.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. Tax rate changes are reflected in income during the period such changes are enacted. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. The recently enacted Inflation Reduction Act and the CHIPS Act are not expected to have a material impact on our tax provision.

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

All of the Company’s outstanding stock options and warrants were considered anti-dilutive for the three and nine months ended September 30, 2022 and 2021. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Shares underlying:
Common stock options	3,376,667	1,355,001
Stock purchase warrants	450,000	7,098,794
	3,826,667	8,453,795

Unadopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating ASU 2016-13 and its impact on its financial position, results of operations and cashflows.

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

Note 4 – Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021

Medical equipment	$387,665	$387,665
Office/warehouse equipment	35,377	-
Warehouse/production equipment	19,966	-
	443,008	387,665
Less accumulated depreciation and amortization	(391,724)	(387,665)
Property and equipment, net	$51,284	$-

Depreciation expense was $2,703 and $4,059 for the three and nine months ended September 30, 2022, respectively, and there was no depreciation expense for property and equipment for the three or nine months ended September 30, 2021.  None of the Company's long-lived assets were deemed to be impaired during the three and nine months ended September 30, 2022 and 2021.

Note 5 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of:

Description	September 30, 2022	September 30, 2021

2022 Sales incentive warrants	450,000	-
2018 Convertible Notes warrants	-	233,333
2020 Replacement warrants	-	3,977,961
2020 Compensatory warrants	-	2,887,500
Total	450,000	7,098,794

During the three months ended September 30, 2022 and as reflected in the above table, the Company issued two warrants to purchase 450,000 shares of common stock to a distribution partner under an agreement whereby the warrants are exercisable subject to the distributor attaining certain performance goals set forth in the warrants based upon exceeding sales quota revenues for calendar years 2023 through potentially 2025. Additionally, the Company agreed to issue certain additional warrants to acquire up to 500,000 shares of common stock to the same distribution partner where the issuance of the warrant is contingent upon future financing events and are not reflected in the above table. See Note 6 – Equity and Stock Based Compensation for further information.

The 2018 Convertible Notes warrants were exercised under a cashless exercise provision during the three months ended September 30, 2022 with the resulting issuance of 217,054 shares of common stock. The warrants had an exercise price of $0.15 per share, an original term of five years, and were equity classified.

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

Private Placement Equity Issuances

The Company sold 3,957,757 shares of common stock to certain accredited investors pursuant to Security Purchase Agreements in two private placements which closed in April and May 2022 for proceeds of $3,957,757.

Pacific Medical Common Stock and Warrant Purchase Agreement

On August 24, 2022, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Agreement”) with Pacific Medical, Inc. (“Pacific Med”) for the sale and issuance of shares of common stock and warrants to purchase shares of common stock. Pacific Med is the exclusive distributor for the Aurix System product within a territory that covers the states of Washington, Oregon, Idaho, Montana, Wyoming, most of California, the northern half of Nevada, plus Alaska.

Pursuant to the Agreement, Pacific Med purchased 500,000 shares of the Company’s common stock for $500,000. As part of the purchase of common stock, the Company agreed to grant to Pacific Med the right to participate in any future financing by the Company through December 31, 2023 (the “Participation Rights”) in connection with a listing of our common stock on a national securities exchange. The Participation Rights entitle Pacific Med to purchase up to 500,000 shares of common stock upon substantially the same terms, conditions, and price provided for in such financing. If such a financing does not occur by December 31, 2023, the Company agreed to issue Pacific Med a warrant with a January 1, 2024 issuance date and exercisable until June 30, 2024, to purchase up to 500,000 shares of Common Stock at a price equal to the lower of $2.00 per share or the 20-day volume weighted average closing price per share ending December 31, 2023 (the “Contingent Warrant”). The common stock, Participation Rights, and Contingent Warrant are equity classified.

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under its existing sales and distribution arrangement, the Company also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitles Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share (the “First Warrant”) upon Pacific Med attaining certain performance goals set forth in the First Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2023 and/or 2024. The second warrant entitles Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share (the “Second Warrant”) upon Pacific Med attaining certain performance goals set forth in the Second Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2024 and/or 2025. The First Warrant will expire December 31, 2027 and the Second Warrant will expire December 31, 2028. The fair value of the First Warrant and Second Warrant at the date of issuance was approximately $434,000 and $345,000, respectively, based on a Black-Scholes option pricing model. As the exercisability of the two warrants is not considered probable as of September 30, 2022, there was no recognition of stock-based compensation expense for the three months ended September 30, 2022. When exercisability is determined to be probable, the issuance date fair value of the warrant earned through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance. The Company also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the shares is not considered probable as of September 30, 2022, there was no expense recognition for the three months ended September 30, 2022. When issuance is determined to be probable, the issuance date fair value of the shares through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance.

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

A summary of stock option activity under the 2016 Omnibus Plan during the nine months ended September 30, 2022 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2022	1,355,001	$0.52	3.90
Granted	2,021,666	$0.73	10.00
Exercised	-	$-	-
Forfeited or expired	-	$-	-
Outstanding at September 30, 2022	3,376,667	$0.64	6.95
Exercisable at September 30, 2022	2,136,389	$0.57	5.45

There were 2,021,666 stock options granted under the 2016 Omnibus Plan during the nine months ended September 30, 2022 of which (i) 206,666 options were granted to settle prior accrued compensation liabilities with senior management and Board of Directors, (ii) 450,000 of immediately vested options were granted to management, the Board of Directors, and a third-party service provider, (iii) 1,355,000 incentive stock options vesting over 3 years were granted to employees, and (iv) 10,000 incentive stock options vesting over 1 year were granted to a third party consultant. The fair value of the stock options granted in settlement of accrued liabilities was approximately $3,000. As the options issued were to related parties, the $103,333 of settled liabilities was credited to additional paid-in-capital. The fair value of 450,000 of immediately vested options was $6,430 and was recognized as stock-based compensation expense for the nine months ended September 30, 2022. The fair value of 1,365,000 of incentive stock options vesting over one and three years was approximately $47,500 with $2,518 recognized as stock-based compensation expense for the nine months ended September 30, 2022. No stock options were exercised during the nine months ended September 30, 2022. As of September 30, 2022, there was approximately $45,000 of unrecognized compensation cost related to the 1,240,278 non-vested stock options granted during the nine months ended September 30, 2022.

For the three and nine months ended September 30, 2022, the Company recorded total stock-based compensation expense of $1,436 and $8,948, respectively. There was no stock based compensation expense for the three and nine months ended September 30, 2021.

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

Total lease costs were approximately [$38,900] and [$49,500] for the three and nine months ended September 30, 2022, respectively, consisting solely of base rental and common area maintenance costs.

Future undiscounted cash flows under these leases are:

2022	$27,098
2023	109,381
2024	112,833
2025	80,273
2026	82,705
2027	21,284
Total	433,574

Discount factor	(80,115)
Lease liability	353,459
Current lease liability	(77,256)
Non-current lease liability	$276,203

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

Our Strategy

Our immediate commercial focus is establishing engagement with providers treating chronic non-healing wounds to demonstrate the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow. We anticipate developing these relationships with clinical providers and treatment facilities primarily by establishing a variety of distributor arrangements throughout the United States. Our commercial team consists of five senior employees who are leveraging their current and historical relationships to establish distributor arrangements. As of September 30, 2022, we had established contractual relationships with more than 70 individual distributor representatives including. a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. The number of distributor representatives is expected to increase in the months ahead.

Commercially available Aurix product was first available in late May 2022 for demonstration and evaluation purposes. Through a growing distributor network, Aurix is presently being evaluated by various hospital/facility Value Analysis Committees (VACs) as part of the process of approving its clinical use. Initial commercial revenues were recorded during the third quarter 2022 and we expect revenues to exhibit increasing growth in subsequent quarters.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

There were modest revenues of approximately $38,000 in the three months ended September 30, 2022 with approximately $32,000 of associated gross profit and a resulting gross margin of approximately 83%. Re-initiation of commercial activity for the Aurix product began in May 2022 as saleable product inventory became available at the Company’s warehouse/distribution facility. There were no revenues in the three months ended September 30, 2021 as the Company ceased ongoing operational activities effective May 1, 2019 and no longer treated subjects under the previous CED program while selling its remaining Aurix inventory over the balance of 2019.

Operating Expenses

Total operating expenses increased approximately $937,000 to approximately $944,000 comparing the three months ended September 30, 2022 to the three months ended September 30, 2021. The increase from the nominal expense level in the prior year was due to expenses associated with continued company restart and operational activities first initiated in Fall 2021 in preparation of renewed commercial sales activities in May 2022.   Expenses for the three months ended September 30, 2022 were primarily composed of (i) approximately $535,000 of compensation and benefits expense, (ii) approximately $130,000 of professional fees including accounting and legal fees and (iii) approximately $278,000 of various other operating expenses including sales infrastructure and marketing costs ($91,000), insurance expense ($48,000), operating lease costs ($39,000), and travel related expenses ($21,000).

Other Income (Expense)

Other expense for the three months ended September 30, 2022 represents interest expense from the financing of insurance premiums.

Comparison of Nine Months Ended September 30, 2022 and 2021

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

There were modest revenues of approximately $38,000 in the nine months ended September 30, 2022 as the first commercial sales of the Aurix product were recorded in the three months ended September 30, 2022. Initial sales generated approximately $32,000 of gross profit and a resulting gross margin of approximately 83%. There were no revenues in the nine months ended September 30, 2021 as the Company ceased ongoing operational activities effective May 1, 2019 and no longer treated subjects under the prior CED program while selling its remaining Aurix inventory over the balance of 2019.

Operating Expenses

Total operating expenses increased approximately $2,370,000 to approximately $2,389,000 comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021. The increase from the nominal expense level in the prior year was due to expenses associated with continued company restart activities first initiated in fall 2021 in anticipation of renewed commercial sales activities that began in May 2022.   Expenses for the nine months ended September 30, 2022 were primarily composed of (i) approximately $1,127,000 of compensation and benefits expense, (ii) approximately $603,000 of professional fees including accounting and audit and legal fees associated with our efforts to return to current reporting status as a public company and (iii) approximately $660,000 of various other operating expenses including sales infrastructure and marketing costs ($217,000), insurance expense($86,000), operating lease costs ($89,000), and travel related expenses ($70,000).

Other Income (Expense)

Other income for the nine months ended September 30, 2022 primarily represents the gain realized from the negotiated settlement of legacy accounts payable including the full release of any ongoing payment liability.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we had cash and cash equivalents of approximately $2.9 million, total current assets of approximately $3.4 million and total current liabilities of approximately $0.4 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2021, 2020, and 2019, we incurred net losses of approximately $0.1 million, $0.1 million, and $1.2 million, respectively. As of September 30, 2022, our accumulated deficit was approximately $25.8 million and our stockholders’ equity was approximately $3.2 million.

We sold 3,957,757 shares of common stock to certain accredited investors pursuant to Security Purchase Agreements in two private placements which closed on April 29 and May 18, 2022 for proceeds of $3,957,757.

On August 24, 2022, we entered into a Common Stock and Warrant Purchase Agreement (the “Agreement”) with Pacific Medical, Inc. (“Pacific Med”) for the sale and issuance of shares of common stock and warrants to purchase shares of common stock.  Pursuant to the Agreement, Pacific Med purchased 500,000 shares of the Company’s common stock for $500,000.  As part of the purchase of common stock, we agreed to grant to Pacific Med the right to participate in any future financing through December 31, 2023 (the “Participation Rights”) in connection with a listing of our common stock on a national securities exchange. The Participation Rights entitle Pacific Med to purchase up to 500,000 shares of common stock upon substantially the same terms, conditions, and price provided for in such financing. If such a financing does not occur by December 31, 2023, we agreed to issue Pacific Med a warrant with a January 1, 2024 issuance date and exercisable until June 30, 2024, to purchase up to 500,000 shares of common stock at a price equal to the lower of $2.00 per share or the 20-day volume weighted average closing price per share ending December 31, 2023.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash flows used in operating activities	$(2,884,440)	$(13,002)
Cash flows used in investing activities	$(55,343)	$-
Cash flow provided by financing activities	$4,457,757	$-

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2012 of approximately $2.9 million primarily reflects our net loss of approximately $2.2 million adjusted by i) a non-cash gain of approximately $146,000 from the negotiated settlement of legacy accounts payable obligations and ii) approximately $0.6 million net change in operating assets and liabilities.

Cash used in operating activities for the nine months ended September 30, 2021 was approximately $13,000 and primarily reflects our largely non-operational status as we awaited further developments concerning Medicare reimbursement coverage for the Aurix product.

Investing Activities Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2022 reflects the acquisition of warehouse and office equipment primarily in the newly leased Texas distribution facility. We did not have any investing activities for the nine months ended September 30, 2021.

Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2022 reflects (i) $3,957,757 of proceeds raised from the sale of 3,957,757 shares of common stock in two private placements closed in April and May 2022 and (ii) $500,000 of proceeds from the Common Stock and Warrant Purchase Agreement with Pacific Medical, Inc in September 2022. We did not have any financing activities for the nine months ended September 30, 2021.

Inflation

The Company does not believe that inflation has had a material effect on its operations.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the un-remediated material weakness disclosed in our Annual Report on Form 10-K. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.4	Amended and Restated By-Laws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein).

4.1	First Warrant issued September 12, 2022 (previously filed on August 30, 2022 as Exhibit 4.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

4.2	Second Warrant issued September 12, 2022 (previously filed on August 30, 2022 as Exhibit 4.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

4.3	Form of Contingent Warrant (previously filed on August 30, 2022 as Exhibit 4.3 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.1	Common Stock and Warrant Purchase Agreement between the Registrant and Pacific Medical, Inc., dated August 24, 2022 (previously filed on August 30, 2022 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2022 and 2021, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine month periods ended September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2022 and 2021 and (v)  Notes to the Unaudited Condensed Consolidated Financial Statements.

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