Form 10-K
period 2022-12-31
Nuo Therapeutics, Inc.
filed 2023-04-17
CIK 1091596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the OTC Markets Group for the registrant’s common stock, as of June 30, 2022, the last business day of the registrant’s second fiscal quarter of 2022 was approximately $17.8 million. There were no shares of non-voting common equity outstanding as of June 30, 2022.

As of April 10, 2023, the number of shares outstanding of the registrant’s common stock was 41,799,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NUO THERAPEUTICS, INC.

 Special Note Regarding Forward-Looking Statements

Certain statements, other than purely historical information, in this Annual Report (including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements”. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Annual Report and in other reports filed by us with the SEC, including Forms 8-K and 10-Q. These risks and uncertainties include, among others, the following:

●	our limited revenue base and sources of working capital;
●	our limited operating experience;
●	our ability to continue as a going concern;
●	the dilutive impact of raising additional equity or debt;
●	our ability to timely and accurately report our financial results and prevent fraud if we are unable to maintain effective disclosure and internal controls;
●	acceptance of our product by the medical community and patients;
●	our ability to obtain adequate reimbursement from third-party payors;
●	our ability to contract with healthcare providers;
●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
●	our ability to protect our intellectual property;
●	our compliance with governmental regulations;
●	our ability to successfully sell and market the Aurix System;
●	our ability to attract and retain key personnel, including both of our executive officers; and
●	our ability to successfully pursue strategic collaborations to help develop, support, or commercialize our current and future products.

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

Trademarks

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

In 2012, a Medicare National Coverage Determination (“NCD”) from CMS reversed a twenty-year old non-coverage decision for autologous blood derived products used in wound care. This NCD allowed for Medicare coverage under the Coverage with Evidence Development (“CED”) program.  CED programs have been employed for a selected number variety of other therapies, including transcatheter aortic valve repair and cochlear implantation.  Under the CED program, CMS provides reimbursement for items or services on the condition that they be furnished in approved clinical protocols or in the collection of additional clinical data.  Under the CED program, a facility treating a patient with Aurix was reimbursed by Medicare when health outcomes data were collected to inform future coverage decisions. The intent of the CED program was to evaluate the outcomes of Aurix therapy for the broader Medicare population when it is used in a “real world” continuum of care.

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

Our Strategy

Our current commercial focus is establishing engagement with providers treating chronic non-healing wounds to demonstrate the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow. We anticipate developing these relationships with clinical providers and treatment facilities primarily by establishing a variety of distributor arrangements throughout the United States. Our commercial team consists of five senior employees who are leveraging their current and historical relationships to establish distributor arrangements. As of December 31, 2022, we had established contractual relationships with more than 100 individual distributor representatives including. a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. The number of distributor representatives may continue to expand modestly in the months ahead but the current focus is establishing commercial customer relationships with wound care providers in primarily hospital outpatient wound care clinics and ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 national coverage determination.

Commercially available Aurix product was first available in late May 2022 for demonstration and evaluation purposes. Through a growing distributor network, Aurix is presently being evaluated by various hospital/facility Value Analysis Committees (VACs) as part of the process of approving its clinical use. Limited commercial revenues were recorded during the second half of 2022 and we expect reasonably expect revenues to exhibit increasing growth in subsequent periods.

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

Customer Concentration

Our revenues are derived from the sale of the Aurix product to customers consisting of primarily hospital outpatient wound care clinics and other private practice physicians treating chronic wounds.  The Aurix product became commercially available for sale again in mid-2022 with limited revenues generated during the balance of the year ended December 31, 2022.

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

Medical Device Regulation

The Company reinitiated manufacture and available commercial distribution of the Aurix System in May 2022. As such, this and future products manufactured and/or distributed by the Company may be subject to regulations by the applicable governing bodies, including but not limited to, the FDA, Health Canada, the European Medicines Agency, the Japanese Ministry of Health & Welfare, and other regulatory agencies. The Company currently has no meaningful business development initiatives outside of the U.S. Each of the foreign governing bodies noted above serve a similar function as the FDA. As such, the Company and its products and product candidates are subject to the regulations enforced by the outside governing bodies. These regulations include, but are not limited to, product clearance, documentation requirements, good manufacturing practices and medical device reporting. Labeling and promotional activities are also subject to regulation by the U.S. Federal Trade Commission, in certain circumstances. Current enforcement policies prohibit the marketing of approved medical devices for unapproved uses. Each governing body reviews the labeling and advertising of medical devices to ensure that unapproved uses are not promoted. Before a new medical device can be introduced to the market, the manufacturer must obtain clearance or approval from the applicable regulatory agency, depending upon the device classification. In the U.S., medical devices are classified into one of three classes — Class I, II, or III. The regulations enforced by the FDA and/or the appropriate governing bodies to the medical device(s) provide reasonable assurance that the device is safe and effective. In the U.S., Class I devices are non-critical products that the FDA believes can be adequately regulated by “general controls” which include provisions relating to labeling, manufacturer registration, defect notification, records and reports, and current good manufacturing practices, or cGMP, based on the FDA’s Quality Systems Regulations. Most Class I devices are exempt from pre-market notification and some are also exempt from cGMP requirements. Class II devices are products for which the general controls of Class I devices, by themselves, are not sufficient to assure safety and effectiveness and, therefore, require additional controls. Additional controls for Class II devices may include performance standards, post-market surveillance patient registries, and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. All of the governing bodies with responsibility over the Company’s products have the ability to inspect medical device manufacturers, order recalls of medical devices in some circumstances, seize non-complying medical devices, and to pursue prosecution of either civil or criminal violations.

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

Employees

The Company had 10 full-time employees as of December 31, 2022 which are all compensated as salaried employees. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

Research and Development

During the years ended December 31, 2022 and 2021, we incurred no significant costs for research and development activities.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available through our website at www.nuot.com our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed it electronically with, or furnished it to, the SEC. Information appearing on, and accessible through, our website is not part of this Annual Report.

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

Risks Related to Our Financial Position

Our Revenue Base Is Limited to a Single Product Seeking Market Adoption, We Need Substantial Additional Financing and Our Ability to Effect Such Financing Successfully Could Be Limited

Our current revenue base is limited to our Aurix product, and our Aurix revenue has been minimal.  We have a history of losses and are not currently profitable. For the year ended December 31, 2022, we incurred a net loss of approximately $3.2 million. Even if we succeed in raising substantial additional funds, we expect to incur losses and negative operating cash flows in the immediate future. We may never generate sufficient revenues to achieve and maintain profitability.

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

We Have a Limited Operating History and Limited Operating Experience

We have only recently began re-implementing our commercialization strategy for Aurix. Thus, we have a very limited operating history. Continued operating losses, together with the risks associated with our ability to gain new customers for Aurix, may have a material adverse effect on our liquidity. We may also be forced to respond to unforeseen difficulties, such as decreased demand for our products and services, downward pricing trends, regulatory requirements, and unanticipated market pressures.

Our Financial Position Creates Doubt as to Whether We Will Continue as a Going Concern

The Company reestablished commercial operations in 2022 and generated limited revenues of approximately $112,000. We did not generate any revenues in 2021. For the years ended December 31, 2022 and 2021, the Company had a net loss of approximately $3.2 million and $0.1 million, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain funding from additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. It is uncertain whether we will be able to obtain such financing on satisfactory terms or at all. Our continuing losses and limited cash resources raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds in order to continue to conduct our business.  If we are unable to secure sufficient capital to fund our operating activities, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.

We May Issue Additional Equity or Debt Securities Which Will Likely Dilute and May Materially and Adversely Affect the Price of Our Common Stock

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

We May Not Be Able to Timely and Accurately Report Our Financial Results or Prevent Fraud If We Are Unable to Maintain Effective Disclosure and Internal Controls

Effective disclosure controls and procedures and internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. Our management concluded there was a material weakness in our internal control over financial reporting as of the period covered by this Form 10-K. Although we have taken steps to remediate such weakness, the material weakness cannot be considered remediated until the controls operate for a sufficient period of time and management concludes that our internal controls are operating effectively. While we believe that our intended remediation efforts will resolve the identified material weakness, there is no assurance that such efforts will be sufficient or that additional actions will not be necessary, which may undermine our ability to provide timely, accurate and reliable reports on our financial and operating results. Further, if we remediate our current material weakness but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

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

If We Are Unable to Maintain and Expand Our Network of Distributors, We May Not Be Able To Generate Sales.

Our operating results are directly dependent upon the sales and marketing efforts of not only our employees, but also our independent distributors. We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. If certain of our distributors were to cease to do business with us, our sales could be adversely affected. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified distributors. We may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified distributors would prevent us from maintaining or expanding our business and generating sales.

Our Limited Number of Staff May Affect our Ability to Conduct our Operations and Other Functions Effectively

Our future success depends on our ability to attract, retain, and motivate highly skilled management, scientific and sales personnel. As of December 31, 2022, we had only ten full-time employees. Our ability to maintain and provide services to our customers and our ability to provide the necessary support as part of any collaborations depends upon our ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in regenerative biological therapy technologies. Our current liquidity situation makes it unlikely that we will be able to hire additional personnel in the immediate future. Even assuming that we can resolve our immediate liquidity concerns, competition for such personnel is intense; we compete with pharmaceutical, biotechnology and healthcare companies with greater access to resources. Our inability to hire qualified personnel may lead to higher recruiting, relocation, and compensation costs for such personnel. These increased costs may make hiring new key personnel impractical.

We Are Substantially Dependent Upon Our Executive Officers

Our success substantially depends on the continued service of key management, in particular David E. Jorden, our Chief Executive and Financial Officer, and Peter Clausen, our Chief Scientific Officer and Chief Operating Officer. We currently do not maintain key person insurance on, Mr. Jorden or Dr. Clausen. The loss of Mr. Jorden or Dr. Clausen, or other key employees or executive officers, could adversely impact our ability to continue operations unless and until a replacement is identified.

We Rely on a Single Supplier for the Reagent Used for Aurix and an Interruption in Our Supply Chain Could Have a Material Adverse Effect on Our Business

A reagent used for our Aurix product, bovine thrombin (Thrombin JMI), is available exclusively through Pfizer. Pfizer may unilaterally raise the prices for the reagent. If a temporary or permanent interruption in the supply of the reagent were to occur, or the manufacturing costs charged by Pfizer exceed what we can reasonably afford, we would have to seek alternative sources of supply. There is no assurance we would be able to identify a suitable second source of supply or do so without significant delay. Despite our efforts to maintain an adequate supply of inventory, the loss of Pfizer, or its inability to provide us with an adequate supply of a reagent, could cause delay in the manufacture of our product, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

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

Risks Related to Government Regulations

Our Product Is Subject to Governmental Regulation

Our success is also impacted by factors outside of our control. Our current technology and products are subject to extensive regulation by numerous governmental authorities in the U.S., both federal and state, and in foreign countries by various regulatory agencies. Specifically, our product is subject to regulation by the U.S. Food and Drug Administration, or FDA, and state regulatory agencies. The FDA regulates drugs, medical devices, and biologics that move in interstate commerce and requires that such products receive clearance or pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or the positions of, state regulatory officials where our product is used could materially and adversely affect our ability to sell our product in those states. The FDA will require us to obtain clearance or approval of new or modified devices when used for treating specific wounds or marketed with specific wound-healing claims, or for other products under development.

We believe our current product for sale is legally marketed. As we expand and offer and/or develop additional products in the U.S. and in foreign countries, clearance or approval from the FDA and comparable foreign regulatory authorities prior to introduction of any such products into the market may be required. We provide no assurance that we will be able to obtain all necessary approvals from the FDA or comparable regulatory authorities in foreign countries for these products. Failure to obtain the required approvals would have a material adverse impact on our business and financial condition.

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

We Must Comply With the Physician Payment Sunshine Act

We are required to comply with the United States Physician Payment Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals, and medical supplies that participate in U.S. federal healthcare programs to report certain payments and items of value given to physicians and teaching hospitals. Manufacturers are required to report this information annually to CMS.  Manufacturers are required to report aggregate payment data to CMS by the 90th day of each subsequent calendar year. We cannot assure you that we will collect and report all data timely and accurately. If we fail to accurately and timely report this information, we could suffer severe penalties.

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

Legislative and Administrative Action May Have an Adverse Effect on Our Company

Political, economic, and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. We cannot predict what other legislation relating to our business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on our business, prospects, operating results and financial condition. We expect federal and state legislators to continue to review and assess alternative health care delivery and payment systems, and possibly adopt legislation affecting further changes in the health care delivery system. Such laws may contain provisions that may change the operating environment for hospitals and managed care organizations. Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to our current and future products. Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above. With growing pressures on government budgets, government efforts to contain or reduce health care spending in some way or another are likely to continue. Any measures to restrict health care spending could result in decreased revenue from products and decrease potential returns from any future research and development initiatives. Furthermore, we may not be able to successfully neutralize any lobbying efforts against any initiatives we may have with governmental agencies. In addition to legislative initiatives, we may be subject to changes in current regulations and policies affecting coverage and reimbursement for our current and future products. Administrative agencies such as the Centers for Medicare and Medicaid Services have broad discretion to adopt or modify polices through rulemaking, and adoption of rules that curtail access to our products or limit reimbursement could have a material adverse effect on the adoption of our current and future products by health care providers, which would have a material adverse effect on our business.

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

Our Business May Be Adversely Impacted by Cybersecurity Attacks

Disruption in our computer systems could adversely affect our business. We rely on computer systems to process transactions, communicate with customers, manage our business, and process and maintain information. Cybersecurity attacks are evolving and disruptions can be caused by a variety of events, such as viruses, malicious malware, unauthorized access attempts to data, or other types of cybersecurity attacks. Such events could produce disruptions that result in an unexpected delay in operations, loss of confidential or otherwise protected information, corruption of data, and expenses related to the repair or replacement of our computer systems. Compromising and/or loss of information could result in loss of sales or legal or regulatory claims which could adversely affect our revenues and profits or damage our reputation.

Risks Related to Our Common Stock

A Retail Trading Market for Our Common Stock May Not Actively Develop.

Shares of our common stock currently resumed trading on the OTCQB on August 22, 2022. Prior to then, due to a prior lack of current and publicly available information about the Company, trading in shares of our common stock was eligible only for unsolicited quotes on the “Expert Market” of the OTC Markets Group. Because quotations in Expert Market securities are restricted from public viewing, the designation severely limits the number of buyers of, and effectively prevents the development of an active trading market in, designated securities. Even though shares of our common stock now trade on the OTCQB, there can be no assurance as to whether OTC Markets Group will continue to enable shares of our common stock to be quoted on a retail market or whether shares of our common stock can successfully be traded on other trading platforms. As a result, any limited trading of shares of our common stock subject to having a higher risk of wider spreads, increased volatility, and price dislocations.

Trading on an Over-the-Counter Market Could Adversely Affect the Liquidity of Our Common Stock.

Trading in our common stock on the OTCQB since August 22, 2022 has been very limited and we cannot make any assurances that the trading volume will increase, or, if and when it increases, that it will be sustained at any level.  Over-the-counter markets are generally considered to be less efficient than, and not as broad as, a stock exchange. Stockholders may have difficulties reselling significant numbers of shares of common stock at any particular time and may not be able to resell their shares of common stock at or above the price paid for such shares.  As a result, stockholders may be required to hold shares of common stock for an indefinite period of time.  In addition, sales of substantial amounts of common stock could lower the prevailing market price of our common stock.

U.S. Broker-Dealers May Be Discouraged from Effecting Transactions in Shares of our Common Stock.

Our Common Stock may be deemed a “penny stock” under SEC rules. As a result, trading in our common stock may be subject to the requirements of SEC rules that require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-exchange listed equity security that has a market price share of less than $5.00 per share, subject to certain exceptions) and a two business day “cooling off period” before broker and dealers can effect transactions in penny stocks. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. These, and the other burdens imposed upon broker-dealers by the penny stock requirements, could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell it.

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

Our Officers, Directors and Principal Stockholders Can Exert Significant Influence Over Us and May Make Decisions That Are Not in the Best Interests of All Stockholders

As of March 15, 2022, our officers and directors beneficially owned approximately 20.8% of our shares of common stock, while three other principal stockholders beneficially owned in the aggregate an additional approximately 44.5% of our shares of common stock. As a result, our officers, directors, and certain principal holders of common stock are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock, if and when it commences trading. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the OTCQB tier of the over-the counter market operated by OTC Markets Group, Inc. under the symbol “AURX”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Holders

According to information provided by the transfer agent of the Company, there were approximately 800 holders of record of our common stock as of March 15, 2023, respectively.

Dividends

We have never paid or declared cash distributions or dividends in our history and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, for reinvestment in our business.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Our common stock may be deemed a “penny stock.” The definition of penny stock under SEC rules generally includes equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document, which generally: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; and (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for shares of our common stock.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. [Reserved]

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

Our only current commercial offering consists of a point of care technology for the safe and effective separation of autologous blood to produce a platelet-based therapy for the chronic wound care market (the "Aurix System"). The Company ceased normal operating activities effective May 1, 2019 as it awaited developments concerning Medicare coverage of the Aurix System under its National Coverage Decision (“NCD”) reconsideration request. Product sales were reinitiated in mid-2022 after the favorable NCD determination was issued in April 2021, the Aurix System supply chain was re-established and equity capital was accessed in December 2021 via the early exercise of warrants under a warrant modification agreement.

The revenue amounts presented in these comparison sections are rounded to the nearest thousand.

Comparison of the Years Ended December 31, 2022 and 2021

Revenue and Gross Profit

Product revenues for the year ended December 31, 2022 totaled approximately $112,000 with approximately $93,000 of associated gross profit and a resulting gross margin of approximately 83%. Re-initiation of commercial activity for the Aurix product began in May 2022 as saleable product inventory became available at the Company’s warehouse/distribution facility. There were no revenues in the year ended December 31, 2021.

Operating Expenses

Total operating expenses increased approximately by $3,323,000 to approximately $3,414,000 comparing the year ended December 31, 2022 to the prior full year 2021 period. The increase from the nominal expense level in the prior year was due to expenses associated with the business returning to commercial status as an operating business in 2022 including renewed commercial sales activities that began in May 2022.   Expenses for the year ended December 31, 2022 were primarily composed of (i) approximately $1,700,000 of compensation and benefits expense, (ii) approximately $729,000 of external consulting costs and professional fees including accounting and audit, legal fees, and quality management system consulting costs and (iii) approximately $616,000 of various other operating expenses including sales infrastructure, marketing costs, external distributor commissions, and sales/reimbursement consulting expenses of approximately $255,000, insurance expense of approximately $134,000, operating lease costs of approximately $128,000, and travel related expenses of approximately $99,000.

Interest Expense, net

Interest expense, net for the year ended December 31, 2022 of approximately $2,000 represents interest expense from the financing of insurance premiums.

Other Income (Expense)

Other income for the year ended December 31, 2022 primarily represents the gain of approximately $146,000 realized from the negotiated settlement of legacy accounts payable with third-party vendors including the full release of any ongoing payment liability.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had cash and cash equivalents of approximately $2.1 million, total current assets of approximately $2.6 million and total current liabilities of approximately $0.6 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2022 and 2021, we incurred net losses of approximately $3.2 million and $0.1 million, respectively. As a consequence of a deemed dividend (contribution) in 2021, we had a net loss available for common stockholders of approximately $0.9 million in 2021. As of December 31, 2022, our accumulated deficit was approximately $26.8 million and our stockholders’ equity was approximately $2.2 million.

We sold 3,957,757 shares of common stock to certain accredited investors pursuant to Security Purchase Agreements in two private placements which closed on April 29 and May 18, 2022 for proceeds of $3,957,757.

On August 24, 2022, we entered into a Common Stock and Warrant Purchase Agreement with Pacific Medical, Inc. (“Pacific Med”) for the sale and issuance of shares of common stock and warrants to purchase shares of common stock. Pursuant to the Common Stock and Warrant Purchase Agreement, Pacific Med purchased 500,000 shares of the Company’s common stock for $500,000 in September 2022. As part of the Common Stock and Warrant Purchase Agreement, we agreed to grant to Pacific Med the right to participate in any future financing through December 31, 2023 (the “Participation Rights”) in connection with a listing of our common stock on a national securities exchange. The Participation Rights entitle Pacific Med to purchase up to 500,000 shares of common stock upon substantially the same terms, conditions, and price provided for in such financing. If such a financing does not occur by December 31, 2023, the Common Stock and Warrant Purchase Agreement provides that we will issue Pacific Med a warrant with a January 1, 2024 issuance date and exercisable until June 30, 2024 to purchase up to 500,000 shares of common stock at a price equal to the lower of $2.00 per share or the 20-day volume weighted average closing price per share ending December 31, 2023.

Our continuing losses and limited cash resources raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds in order to continue to conduct our business.   If we are unable to secure sufficient capital to fund our operating activities, we may be forced to delay further the completion of, or significantly reduce the scope of, our current business plan.   It is uncertain whether we will be able to obtain such financing on satisfactory terms or at all.

We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financing or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

We maintain our cash deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses related to amounts in excess of FDIC limits.

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

Warrant Modification Agreement and Early Warrant Exercise

Effective as of December 1, 2021, the Company entered into a Warrant Modification Agreement with the holders of an aggregate 6,865,461 Warrants (the “Warrant Investors”) whereby the Warrants were modified to adjust the warrant exercise price from $0.40 per share to $0.20 per share provided the Investor exercised the warrant prior to January 31, 2022. All Warrants not exercised prior to January 31, 2022 were to be forfeited and deemed expired or otherwise cancelled.

As of December 31, 2021, all Warrants had been exercised for total consideration of $1,373,092 and the resulting issuance of 6,865,461 shares of common stock.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows used in operating activities	$(3,706,126)	$(119,955)
Cash flows used in investing activities	$(59,992)	$-
Cash flow provided by financing activities	$4,457,757	$1,373,092

Operating Activities

Cash used in operating activities for the year ended December 31, 2022 of approximately $3.7 million primarily reflects our net loss of approximately $3.2 million adjusted by i) a non-cash gain of approximately $0.1 million from the negotiated settlement of legacy accounts payable obligations, ii) approximately $0.1 million in total amortization of right of use assets, property and equipment depreciation, and stock-based compensation and iii) approximately $0.5 million net change in operating assets and liabilities.

Cash used in operating activities for the year ended December 31, 2021 of $0.1 million primarily reflects our net loss of $0.1 million.

Investing Activities

We had limited investing activities for the year ended December 31, 2022 totaling approximately $60,000. We had no investing activities for the year ended December 31, 2021.

Financing Activities

Cash flows from financing activities for the year ended December 31, 2022 reflects (i) approximately $4.0 million of proceeds raised from the sale of 3,957,757 shares of common stock in two private placements closed in April and May 2022 and (ii) $0.5 million of proceeds from the Common Stock and Warrant Purchase Agreement with Pacific Medical, Inc. in September 2022.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, recoverability and depreciable lives of long-lived assets, deferred taxes and associated valuation allowance, and allowances for inventory obsolescence and doubtful accounts. Actual results could differ from those estimates.

Revenue Recognition

We analyze our revenue arrangements to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. We recognizes revenues upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

We provide for the sale of our products, including disposable processing sets and supplies to customers. Revenue from the sale of products is recognized upon shipment of products to the customers. We do not maintain a reserve for returned products, as in the past those returns have not been material and are not expected to be material in the future.

Stock-Based Compensation

We recognize expense in the consolidated statements of operations for the fair value of all stock-based compensation to key employees, nonemployee directors and advisors, generally in the form of stock options and stock awards. We use the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award. We account for any forfeitures as they occur.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K, we concluded that, as of such dates, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below under “Material Weaknesses” and “Remediation Plan.”

Notwithstanding the conclusion that our disclosure controls and procedures as of the end of the period covered by this Form 10-K were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

Our management conducted an assessment of our internal control over financial reporting as set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act and Section 404 of the Sarbanes-Oxley Act as of the end of the end of the period covered by this Form 10-K. Based on this assessment, our management concluded that our internal control over financial reporting was ineffective due to the continuing material weakness in our internal control over financial reporting described below under “Material Weaknesses” and “Remediation Plan.”

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

Beginning in mid-2019, we ceased ongoing operational activities and terminated all our financial accounting and reporting resources as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. When we re-started commercial operations in 2022 and as disclosed in our prior year Annual Report, the Company had not hired and did not maintain a sufficient complement of accounting and financial reporting resources. The lack of sufficient accounting and financial reporting resources also prevented the Company from maintaining appropriately designed, and monitoring the effectiveness of, internal control over financial reporting.

Remediation Plan

In 2022, the Company engaged outside consultants to assist with various accounting and financial reporting matters and will continue assessing the need for hiring of additional internal accounting and and third-party financial reporting resources.  As additional financial resources are obtained and we increase our operating activity, management, under the oversight of the Audit Committee of the Board of Directors, will begin to implement measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses, namely, to identify and engage, through internal hiring and the use of external third parties, a sufficient complement of accounting and financial reporting resources and to periodically assess the design and operating effectiveness of our internal controls.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Set forth below is information regarding the directors and executive officers of the Company. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

David E. Jorden	60	Chief Executive and Chief Financial Officer; Director

C. Eric Winzer	66	Independent Director

Scott M. Pittman	64	Independent Director

Paul D. Mintz, MD	74	Independent Director

Peter A. Clausen	57	Chief Scientific Officer and Chief Operating Officer

David E. Jorden has been Chief Executive Officer and Chief Financial Officer of the Company since July 1, 2016 after serving as Acting Chief Executive Officer effective January 8, 2016 and Acting Chief Financial Officer effective May 2015. Mr. Jorden also serves as Secretary of the Company. He has served as a director since October 2008. Mr. Jorden is also presently serving since June 2013 as Chief Executive Officer for Nanospectra Biosciences, Inc., a private company developing nanoparticle directed photothermal ablation technology of solid tumors. From 2003 to 2008, he was with Morgan Stanley’s Private Wealth Management group where he was responsible for equity portfolio management. Prior to Morgan Stanley, Mr. Jorden served as Chief Financial Officer for Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications. Mr. Jorden was previously a principal with Fayez Sarofim & Co. Mr. Jorden has a MBA from Northwestern University’s Kellogg School and a B.B.A. from University of Texas at Austin. He is a Chartered Financial Analyst and previously held a Certified Public Accountant designation.

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

Scott M. Pittman has served as a director since May 5, 2016. Mr. Pittman has over 30 years in hospital executive management.  Since 2014, he has served in operational and business development roles for, and currently is Senior Vice President of, Buchanan General Hospital. Since 2010, he has been a Registered Representative with Calton & Associates. From 2001 to 2009, he was a hospital CEO with Adventist Health Systems. During 1989 to 2001, he was a hospital executive and system COO for Princeton Community Hospital Assoc. Mr. Pittman has developed several multi-million-dollar hospital and program service expansions, healthcare entity acquisitions and mergers, and served on state and regional health planning organizations. He is a magna cum laude graduate of Southwestern Adventist University with B.A. and B.S. Degrees in Business and Finance, and a Masters of Hospital Administration from Medical College of Virginia.

Mr. Pittman was chosen to serve as a director of the Company in part because of his extensive experience as a hospital administration executive.

Paul D. Mintz, MD has served as a director since April 7, 2017. Dr. Mintz is the Senior Vice President and Chief Medical Officer of Verax Biomedical, Inc., or Verax Biomedical. Prior to joining Verax Biomedical in early 2016, Dr. Mintz served as Director, Division of Hematology Clinical Review, Office of Blood Research and Review, Center for Biologics Evaluation and Research of the U.S. Food and Drug Administration from 2011 to 2016. Prior to that, for more than 30 years, Dr. Mintz was a member of the faculty of the University of Virginia, School of Medicine, where he was a tenured Professor of Pathology and Internal Medicine. He also served as Vice-Chair of Pathology and Chief of the Division of Clinical Pathology, and as Medical Director of the Clinical Laboratories and Transfusion Medicine Services at the University of Virginia Health System. In addition, Dr. Mintz served as Co-Medical Director of Virginia Blood Services. He served as a director of Immucor, Inc. (BLUD) from 2009 to 2011. Dr. Mintz is a former President of the American Association of Blood Banks (now the Association for the Advancement of Blood and Biotherapies), or AABB, served on AABB’s Board of Directors for nine years, and chaired and was a member of numerous AABB committees. He has also served as a member of the Board of Trustees of the National Blood Foundation. A recipient of a Transfusion Medicine Academic Award from the National Heart, Lung and Blood Institute, Dr. Mintz was an inaugural inductee into the National Blood Foundation Hall of Fame. He has served as a member of the Medicare Coverage Advisory Committee of CMS. Dr. Mintz is author or co-author of more than 100 articles and editorials spanning clinical practice, blood safety and the evaluation of new transfusion medicine technologies and has designed and served as principal investigator for numerous clinical trials. He is the sole editor of all three editions of Transfusion Therapy: Clinical Principles and Practice (AABB Press) and has served on several journal editorial boards. Dr. Mintz earned his BA with High Distinction in Philosophy from the University of Rochester and received his MD with Honors from the University of Rochester, School of Medicine.

Dr. Mintz was chosen to serve as a director of the Company based in part on his recognized expertise in clinical practice, his extensive involvement in transfusion medicine, transfusion-related clinical trials, and regulatory leadership experience.

Peter A. Clausen has been our Chief Scientific Officer as well as our Chief Operating Officer since January 1, 2022. He previously was appointed as the Chief Scientific Officer on March 30, 2014 and served in that position until December 31, 2019. He originally joined the Company in September 2008 and has more than 20 years of experience in the biotechnology industry. Dr. Clausen served as a Senior Product manager within the orthobiologics division at Arthrex Inc. from March 2020 to October 2021 where he was responsible for the development and launch of autologous biologics used to treat inflammatory mediated connective tissue disease. Prior to originally joining the Company, he was a founding member and Vice President of Research and Development at Marligen Bioscience, where he developed and commercialized innovative genomic and protein analysis products for the life sciences market. Dr. Clausen was the Manager of New Purification Technologies at Life Technologies and the Invitrogen Corporation. He also has significant experience within the commercial biotechnology industry developing peptide and small molecule therapeutics for application in the areas of inflammatory mediated disease and stem cell transplantation. He completed his post-doctoral training at the Laboratory of Molecular Oncology at the National Cancer Institute where his research efforts focused in the areas of oncology, hematopoiesis, and gene therapy. Dr. Clausen earned Ph.D. in Biochemistry from Rush University in Chicago and a Bachelor of Science degree in Biochemistry from Beloit College.

There are no family relationships between any of the Company’s executive officers or directors and, other than as disclosed above, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

Corporate Governance

Each director holds office for the term for which he or she is elected or until his or her successor is duly elected. The Company has not made any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors of the Company since 2022.

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

Code of Conduct and Ethics

The Board has adopted a Code of Conduct and Ethics applicable to all directors, officers, and employees in accordance with Item 406 of Regulation S-K.  A copy of this Code of Conduct and Ethics is available on our website at www.nuot.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.

Based solely on a review of the Section 16 reports filed electronically with the SEC and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2022, all Section 16(a) reports required to be filed by its officers, directors, and greater than ten percent beneficial owners were timely filed, except that a report covering two transactions on one date was filed late by Mr. Jorden, a report covering two transactions on one date was filed late by Mr. Winzer, a report covering a total of two transactions on one date was filed late by Mr. Pittman, a report covering two transactions on one date was filed late by Dr. Mintz, and the initial statement of beneficial ownership and two reports each covering one transaction was filed late by Dr. Clausen.

ITEM 11. Executive Compensation

This following table presents information regarding compensation paid to our named executive officers during the years 2022 and 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option and Equity Awards (1)		All Other Compen- sation		Total

David E. Jorden	2022	$168,750	(2)	$-	$1,786	(3)	$		$170,536
Chief Executive and Chief Financial Officer	2021	$-		$-	$-			$-	$-

Peter A. Clausen	2022	$210,000	(5)	$-	$3,247	(6)		$-	$213,247
Chief Scientific Officer and Chief Operating Officer (4)	2021	$-		$-	$-			$-	$-

(1)

Represents the grant date fair value of the common stock options issued during the fiscal year indicated, calculated in accordance with FASB ASC Topic 718. The warrant fair value was estimated using the assumptions detailed in Note 3 - Liquidity and Summary of Significant Accounting Principles to the Company’s consolidated financial statements included in this Annual Report.  The fair value of the common stock issued was based on the trading price of the stock on the date of issuance.

(2)

Effective April 1, 2022, the Board established Mr. Jorden’s annual salary as $225,000. Previously, effective April 30, 2019, Mr. Jorden's salary had been eliminated as the Company ceased operational status.

(3)	On March 4, 2022, Mr. Jorden was granted 125,000 immediately exercisable options at an exercise price of $0.75.

(4)	Dr. Clausen was reappointed as our Chief Scientific Officer as well as our Chief Operating Officer effective January 1, 2022.

(5)	Effective January 1, 2022, the Board established Dr. Clausen’s paid annual salary as $180,000 and subsequently adjusted his annual salary to $225,000 effective May 1, 2022.

(6)	On March 4, 2022, Dr. Clausen was granted 275,000 options at an exercise price of $0.75 of which one-third were immediately exercisable and the balance vesting quarterly over 3 years.

Employment Agreements

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

The descriptions above of the employment agreements for Mr. Jorden and Mr. Clausen are qualified by reference to the actual employment agreements, copies of which are included as exhibits to this Annual Report.

The Company does not provide any pension plans/benefits or nonqualified deferred compensation.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2022.

Outstanding Equity Awards at December 31, 2022

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

David E. Jorden	162,500	(1)	-	$1.00	6/30/2026
	192,710	(2)	-	$0.40	8/8/2025
	125,000	(3)	-	$0.40	12/31/2025
	66,672	(4)	-	$0.50	03/03/2032
	125,000	(5)	-	$0.75	03/03/2032

Peter A. Clausen	183,853	(2)	-	$0.40	8/8/2025
	81,250	(3)	-	$0.40	12/31/2025
	43,228	(4)	-	$0.50	03/03/2032
	275,000	(6)	137,500	$0.75	03/03/2032

(1)	62,500 vested immediately upon the January 9, 2017 date of grant, 50,000 vested on March 31, 2017, and 50,000 vested on December 31, 2017.

(2)	Fully vested upon the August 9, 2018 date of grant in settlement of $77,083 and $73,541 of accrued compensation liabilities for Mr. Jorden and Dr. Clausen, respectively.

(3)	Fully vested upon the March 4, 2022 date of grant in settlement of $50,000 and $32,500 of accrued compensation liabilities for Mr. Jorden and Dr. Clausen, respectively.

(4)	Fully vested upon the March 4, 2022 date of grant in settlement of $33,336 and $21,614 of accrued compensation liabilities for Mr. Jorden and Dr. Clausen, respectively.

(5)	Fully vested upon the March 4, 2022 date of grant.

(6)	One-third vested immediately upon the March 4, 2022 date of grant and the remainder vest quarterly over three years.

Potential Payments Upon Termination or Change of Control

The employment agreements of each of Mr. Jorden and Dr. Clausen provides, upon certain circumstances, for a severance payment of twelve months of his base salary as in effect at the time upon termination of services, including due to a change in control of the Company.

Director Compensation in 2022

The following table sets forth, for the fiscal year ended December 31, 2022, the cash and non-cash compensation of our non-executive directors during the years.

	Fees Earned or Paid in Cash (1)	Option and Equity Awards (2)	Total
Name	2022	2022	2022

C. Eric Winzer	$-	$1,072	$1,072

Scott M. Pittman	$-	$1,429	$1,429

Paul D. Mintz, MD	$-	$1,072	$1,072

(1)	Effective May 1, 2019, concurrent with the Company's decision to furlough its remaining employees, the Board ceased its cash fees for its service and has not since reinstituted such fees.

(2)	On March 4, 2022, the Board granted 75,000, 100,000, and 75,000 fully vested options, with an exercise price of $0.75 per option, to Mr. Winzer, Mr. Pittman, and Dr. Mintz, respectively.

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

As of March 15, 2023

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Class
Directors and Named Executive Officers
David E. Jorden (2)	2,647,240	6.2%
C. Eric Winzer (3)	365,729	*
Scott M. Pittman (4)	4,701,054	11.2%
Paul D. Mintz (5)	257,916	*
Peter A. Clausen (6)	990,884	2.3%
All Directors and Executive Officers as a Group (5 persons) (7)	9,125,323	20.8%
Principal Stockholders
Charles E. Sheedy (8)	11,003,365	26.3%
Boyalife Asset Holding II, Inc. (9)	4,900,000	11.7%
Deerfield Management (10)	2,700,000	6.5%

*	Less than 1%
(1)	Based on 41,799,016 shares of common stock outstanding.
(2)	Includes 671,882 shares issuable upon exercise of options.
(3)	Includes 340,729 shares issuable upon exercise of options.
(4)	Includes 357,709 shares issuable upon exercise of options.
(5)	Represents shares issuable upon exercise of options.
(6)	Includes 445,931 shares issuable upon exercise of options.
(7)	Includes 2,074,167 shares issuable upon the exercise of options.
(8)

Based upon information available to the Company and information contained in a Schedule 13D/A filed with the SEC on July 5, 2022 with respect to the beneficial ownership of shares of common stock as of July 5, 2022. According to such Schedule 13D/A, Mr. Sheedy shares voting and dispositive power with respect to 3,365 shares held in trusts for the benefit of Mr. Sheedy’s children. The mailing address of Mr. Sheedy is Two Houston Center, Suite 2907, 909 Fannin Street Houston, TX 77010.

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

Securities Authorized for Issuance under Equity Compensation Plans

During the period covered by this Form 10-K and currently, the sole equity compensation plan of the Company has been the Nuo Therapeutics, Inc. 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). As of March 4, 2022, the Board of Directors amended the Omnibus Plan, which stockholders subsequently approved, to eliminate its evergreen provision and increase the number of shares authorized under the Omnibus Plan to 4,250,000 shares.  Refer to Note 7 - Equity and Stock-Based Compensation in the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our equity compensation plans and arrangements.

The following table sets forth information regarding the Omnibus Plan as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,376,667	$0.64	873,333
Equity compensation plans not approved by security holders	—	$—	—
Total	3,376,667	$0.64	873,333

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Except as set forth below, we were not involved in any related person transactions since the beginning of 2021, and we are not involved in any related person transaction currently, that is required to be disclosed under Item 404(d) of Regulation S-K.

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

2022 Private Placement

On April 29, 2022, the Company entered into a Securities Purchase Agreement, dated as of April 11, 2022, with certain accredited investors for the sale of 3,550,000 shares of the Company’s common stock at a price of $1.00 per share for proceeds of $3,550,000 (the “Private Placement”). The closing of the Private Placement also occurred on April 29, 2022.

The investors in the Private Placement included David E. Jorden, the Chief Executive and Financial Officer and a member of the Board of Directors of the Company, Scott M. Pittman, a member of the Board of Directors of the Company, Peter A. Clausen, the Chief Scientific Officer and Chief Operating Officer of the Company, and Charles E. Sheedy, a principal stockholder of the Company of the Company. Messrs. Jorden, Pittman, Clausen, and Sheedy invested $10,532, $100,000, $25,000, and $804,868, respectively, in the Private Placement.

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

ITEM 14. Principal Accounting Fees and Services

Since August 9, 2018, Marcum LLP (“Marcum”) has been our independent registered public accounting firm. GBH CPAs, PC (“GBH”) previously was our independent registered public accounting firm since September 27, 2017 until GBH combined its practice with Marcum effective July 1, 2018. The following table presents fees for professional services rendered by our principal accountants for the fiscal years 2022 and 2021:

	2022	2021
Audit Fees (1)	$110,000	35,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

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
4.4

Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed on April 15, 2022 as Exhibit 4.1 to the registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.1

Common Stock and Warrant Purchase Agreement between the Registrant and Pacific Medical, Inc., dated August 24, 2022 (previously filed on August 30, 2022 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.2

Employment Agreement between David Jorden and Nuo Therapeutics, Inc. dated May 9, 2022 (previously filed on May 16, 2022 as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and incorporated by reference herein)*

10.3

Employment Agreement between Peter Clausen and Nuo Therapeutics, Inc. dated May 9, 2022 (previously filed on May 16, 2022 as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and incorporated by reference herein)*

10.4

2016 Omnibus Incentive Compensation Plan, as amended and restated (previously filed on April 15, 2022 as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K and incorporated by reference herein)*

10.5	Form of Option Award under the 2016 Omnibus Incentive Compensation Plan, as amended and restated*
10.6

Form of Indemnification Agreement (previously filed on November 13, 2014, as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 and incorporated by reference herein)*

21	Subsidiaries of the Company (previously filed on April 15, 2022 as Exhibit 21 to the registrant’s Annual Report on Form 10-K and incorporated by reference herein)
31	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: April 14, 2023	By:	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2022	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: April 14, 2022	/s/ Paul D. Mintz
Paul D. Mintz
Director

Date: April 14, 2022	/s/ C. Eric Winzer
C. Eric Winzer
Director

Date: April 14, 2022	/s/ Scott M. Pittman
Scott M. Pittman
Director

NUO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Nuo Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuo Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Houston, Texas
April 14, 2023

Nuo Therapeutics, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$2,051,208	$1,414,569
Restricted cash	55,000	-
Accounts receivable, net	92,320	-
Inventory, net	240,005	-
Prepaid expenses and other current assets	196,378	51,349
Total current assets	2,634,911	1,465,918

Property and equipment, net	53,165	-
Operating lease right of use assets	359,284	-
Total assets	$3,047,360	$1,465,918

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$397,703	$526,557
Accrued expenses	123,275	146,522
Current portion of operating lease liabilities	79,453	-
Total current liabilities	600,431	673,079

Non-current portion of operating lease liabilities	255,592	-
Total liabilities	856,022	673,079

Commitments and contingencies (Note 10)

Stockholders' Equity
Common stock; $0.0001 par value; 100,000,000 shares authorized; 41,799,016 and 37,124,205 shares issued and outstanding at December 31, 2022 and 2021, respectively	4,180	3,713
Additional paid-in capital	28,951,963	24,382,195
Accumulated deficit	(26,764,805)	(23,593,069)
Total stockholders' equity	2,191,338	792,839
Total liabilities and stockholders' equity	$3,047,360	$1,465,918

Nuo Therapeutics, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2022	2021
Revenue
Product sales	$112,250	$-
Total revenue	112,250	-

Costs of sales	19,214	-
Gross profit	93,036	-

Operating expenses
Selling, general and administrative	3,413,630	90,670
Total operating expenses	3,413,630	90,670

Loss from operations	(3,320,594)	(90,670)

Other income (expense)
Interest expense, net	(2,103)	-
Gain on settlement of legacy accounts payable obligations	146,438	-
Other income	4,523	-

Loss before benefit for income taxes	(3,171,736)	(90,670)

Net loss	$(3,171,736)	$(90,670)

Deemed dividend (contribution):
Warrant modification	-	(795,592)

Net loss available for common stockholders	$(3,171,736)	$(886,262)

Net loss per share – basic and diluted	$(0.08)	$(0.03)

Weighted average shares outstanding – basic and diluted	40,001,089	30,296,376

Nuo Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2022 and 2021

	Common Stock				Total
	Shares	Amount (par $0.0001)	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, December 31, 2020	30,258,744	$3,026	$22,995,854	$(23,502,399)	$(503,519)

Share-based compensation expense	-	-	13,936	-	13,936
Issuance of common stock pursuant to inducement of existing warrants	6,865,461	687	1,372,405	-	1,373,092
Net loss	-	-	-	(90,670)	(90,670)
Balance, December 31, 2021	37,124,205	$3,713	$24,382,195	$(23,593,069)	$792,839

Share-based compensation expense	-	-	9,145	-	9,145
Issuance of options to settle related party compensation liabilities	-	-	103,333	-	103,333
Issuance of common shares	3,957,757	396	3,957,361	-	3,957,757
Issuance of common shares, participation right and contingent warrant	500,000	50	499,950	-	500,000
Exercise of warrants	217,054	21	(21)	-	-
Net loss	-	-	-	(3,171,736)	(3,171,736)
Balance, December 31, 2022	41,799,016	$4,180	$28,951,963	$(26,764,805)	$2,191,338

Nuo Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,171,736)	$(90,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,145	13,936
Gain on settlement of accounts payable	(146,438)	-
Depreciation of property and equipment	6,827	-
Amortization of operating lease right of use assets	67,255	-
Changes in operating assets and liabilities:
Accounts receivable	(92,320)	-
Inventory	(240,005)	-
Prepaid expenses and other current assets	(145,029)	(51,349)
Accounts payable	17,584	8,128
Accrued liabilities	80,086	-
Operating lease liabilities	(91,494)	-
Net cash used in operating activities	(3,706,126)	(119,955)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(59,992)	-
Net cash used in investing activities	(59,992)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock, participation right, and contingent warrant	4,457,757	-
Net proceeds from exercise of warrants	-	1,373,092
Net cash provided by financing activities	4,457,757	1,373,092

NET INCREASE IN CASH AND CASH EQUIVALENTS	691,639	1,253,137
Cash and cash equivalents, beginning of period	1,414,569	161,432
Cash and cash equivalents, end of period	$2,106,208	$1,414,569

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$1,414,569	$161,432
Restricted cash	-	-
Cash, cash equivalents, and restricted cash, beginning of period	$1,414,569	$161,432

Cash and cash equivalents	$2,051,208	$1,414,569
Restricted cash	55,000	-
Cash, cash equivalents, and restricted cash, end of period	$2,106,208	$1,414,569

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,268	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of options to settle accrued compensation liabilities	$103,333	$-
ROU assets and lease liabilities established at inception of lease	$426,538	$-

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

The Company has not experienced any significant negative impact on its December 31, 2022 consolidated financial statements related to COVID-19.

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

See Note 6 - Stock Purchase Warrants and Note 7 – Equity and Stock-Based Compensation for further discussion.

Note 3 –Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021 CMS issued an NCD establishing national reimbursement coverage for Aurix when used in chronic non-healing wounds where a diabetes clinical diagnosis exists for the patient. During 2021, 2020 and 2019, the Company raised net cash proceeds of $1,873,092 from the issuance of senior secured debt, common stock and from the exercise or stock purchase warrants. In conjunction with CMS National Coverage Determination in April 2021 and the warrant exercises, the Company initiated efforts to return to operational status as a commercial business. During the year ended December 31, 2022, the Company raised proceeds of $4,457,757 from the sale of common stock, participation right, and contingent warrant to certain accredited investors in three separate equity private placements which closed in April, May, and September 2022.

We have incurred, and continue to incur, recurring losses and negative cash flows.  As of December 31, 2022, we have an accumulated deficit of approximately $26.8 million and cash and cash equivalents on hand of approximately $2.1 million.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned, controlled, and inactive subsidiary Aldagen, Inc. (“Aldagen”). All significant inter-company accounts and transactions are eliminated in consolidation. The Company operates its business in one operating segment consisting of one reporting unit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to stock-based compensation, the fair value of common stock and equity-linked and derivative financial instruments, recoverability and depreciable lives of long-lived assets, deferred taxes and associated valuation allowance, the valuation and classification of debt instruments, and allowances for inventory obsolescence and doubtful accounts. Actual results could differ from those estimates

.

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at December 31, 2022 is listed below. We had no trade receivables as of December 31, 2021.

December 31, 2022

Customer A	19%
Customer B	17%
Customer C	16%
Customer D	14%
Customer E	12%

Revenue from significant customers exceeding 10% of total revenues for the year ended December 31, 2022 is listed below. All our revenue in 2022 was generated within the U.S. We generated no revenues in the year ended December 31, 2021.

Year Ended December 31, 2022

Customer A	14%
Customer B	14%
Customer F	13%
Customer C	13%
Customer D	11%

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

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $2.1 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at December 31, 2022. We maintain our cash in the form of money market deposit accounts with financial institutions that we believe are credit worthy. We maintained no cash equivalents as of December 31, 2022 or 2021. As of December 31, 2022, $55,000 of cash was considered as restricted as it collateralizes a corporate credit card.

Accounts Receivables, net

We generate accounts receivables from the sale of the Aurix product and accounts receivable as of December 31, 2022 reflects customer receivables from the initial commercial sales activities since the re-initiation of commercial sales activities beginning in the three months ended September 30, 2022. We will provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At December 31, 2022, we did not maintain an allowance for doubtful accounts as it was not considered necessary based on the recent initiation of commercial sales. We had no accounts receivable as of December 31, 2021.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We will maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of December 31, 2022, our inventory consisted of approximately $157,000 of finished goods inventory and approximately $83,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility.

We will provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory will be estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we will record the associated expense for this reserve to cost of sales in the consolidated statements of operations. At December 31, 2022, we did not maintain an allowance for inventory obsolescence as it was not considered necessary based on the recent initiation of commercial sales and the relatively recent vintage of product inventory.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.  Assets are depreciated, using the straight-line method, over their estimated useful life ranging from one to six years.  Maintenance and repairs are charged to operations as incurred. Our medical equipment was fully depreciated as of December 31, 2022, while depreciation on property and equipment acquired during the year ended December 31, 2022 was initiated at the beginning of the second quarter 2022 in the month following the date the property was placed in service.

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

We recognized initial revenues from commercial sales activities beginning in the three months ended September 30, 2022. We had no revenues for the year ended December 31, 2021.

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

	2022			2021
Risk free rate	1.65%	–	3.47%	0.26%
Weighted average expected years until exercise	5	-	6	5
Expected stock volatility		100%		100%
Dividend yield		-		-

The Company recognizes forfeitures of stock-based awards as they occur.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. Tax rate changes are reflected in income during the period such changes are enacted. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. The Company expects that recent tax law changes contained in Inflation Reduction Act and CHIPS Act will not have a material impact on its provision for income taxes.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no material penalties and interest incurred in 2022 and 2021.

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

The following table provides a reconciliation of the numerator and denominators used in the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021

Net Loss	$(3,171,736)	$(90,670)

Deemed dividend (contribution):
Warrant modification	-	(795,592)

Net Loss Available to Common Shareholders – basic and diluted	$(3,171,736)	$(886,262)

Weighted average shares outstanding – basic and diluted	40,001,089	30,296,376

Net Loss per Share – basic and diluted	$(0.08)	$(0.03)

The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021
Options	3,376,667	1,355,001
Warrants	450,000	233,333
Financing Participation Right and Contingent Warrant	500,000	-
Performance Shares	300,000	-
	4,626,667	1,588,334

Recent Accounting Developments

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

Note 4 – Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2022	December 31, 2021

Medical equipment	$387,665	$387,665
Office/warehouse equipment	40,026	-
Warehouse/production equipment	19,966	-
	447,657	387,665
Less accumulated depreciation	(394,492)	(387,665)
Property and equipment, net	$53,165	$-

Depreciation expense was $6,827 for the year ended December 31, 2022 and there was no depreciation expense for the year ended December 31, 2021.  None of the Company's long-lived assets were deemed to be impaired during the years ended December 31, 2022 and 2021.

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2022	2021

Accrued vacation payable	$100,625	$-
Accrued compensation payable	-	103,333
Accrued professional fees	-	10,000
Other payables	22,650	33,189
Total accrued liabilities	$123,275	$146,522

Note 6 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of December 31, 2022 and 2021:

Description	December 31, 2022	December 31, 2021

2018 Convertible Notes warrants	-	233,333
2022 Sales incentive warrants	450,000	-

Total	450,000	233,333

During the year ended December 31, 2022, the Company issued two warrants to purchase (i) 250,000 shares of common stock at an exercise price of $1.00 per share and expiring December 31, 2027 and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and expiring December 31, 2028 to a distribution partner under an agreement whereby the warrants are exercisable subject to the distributor attaining certain performance goals set forth in the warrants based upon exceeding sales quota revenues for calendar years 2023 through potentially 2025. The aggregate intrinsic value for 2022 sales incentive warrants as of December 31, 2022 was $125,000. Additionally, the Company agreed to issue certain additional warrants to acquire up to 500,000 shares of common stock to the same distribution partner where the issuance of the warrant is contingent upon future financing events and are not reflected in the above table. See Note 7 – Equity and Stock Based Compensation for further information.

The 2018 Convertible Notes warrants were exercised under a cashless exercise provision during the year ended December 31, 2022 with the resulting issuance of 217,054 shares of common stock. The warrants had an exercise price of $0.15 per share, an original term of five years, and were equity classified.

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

In connection with the Modification, the Company induced the exercise of existing stock purchase warrants to acquire 6,865,461 shares of the Company’s common stock by reducing the exercise price from $0.40 to $0.20 and requiring exercise by a certain date. All warrants were exercised by December 31, 2021 for aggregate proceeds of $1,373,092. The Company recognized stock-based compensation expense of $13,936 for the fair value of the portion of the induced warrants held by employees and consultants and recognized a deemed dividend of $795,592 for the fair value of the portion of the induced warrants held by investors.  Certain related parties including a principal shareholder, members of the Board of Directors, and a member of senior management exercised an aggregate of 3,469,250 warrants for proceeds of $693,850 pursuant to the Modification.

Note 7 – Equity and Stock-Based Compensation

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

Private Placement Equity Issuances

The Company sold 3,957,757 shares of common stock to certain accredited investors pursuant to Security Purchase Agreements in two private placements which closed in April and May 2022 for proceeds of $3,957,757.  Certain related parties including a principal shareholder, members of the Board of Directors, and members of senior management invested an aggregate of $940,400 in the April 2022 private placement transaction.

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

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under its existing sales and distribution arrangement, the Company also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitles Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share (the “First Warrant”) upon Pacific Med attaining certain performance goals set forth in the First Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2023 and/or 2024. The second warrant entitles Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share (the “Second Warrant”) upon Pacific Med attaining certain performance goals set forth in the Second Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2024 and/or 2025. The First Warrant will expire December 31, 2027 and the Second Warrant will expire December 31, 2028. The fair value of the First Warrant and Second Warrant at the date of issuance was approximately $434,000 and $345,000, respectively, based on a Black-Scholes option pricing model. As the exercisability of the two warrants is not considered probable as of December 31, 2022, there was no recognition of stock-based compensation expense for the year ended December 31, 2022. When exercisability is determined to be probable, the issuance date fair value of the warrant earned through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance. The Company also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the shares is not considered probable as of December 31, 2022, there was no expense recognition for the year ended December 31, 2022. When issuance is determined to be probable, the issuance date fair value of the shares through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance.

Stock-Based Compensation

In July 2016, the Board of Directors approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), and in August 2016, the Board amended such plan to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. In November 2016, holders of a majority of our capital stock approved the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. Further, in March 2022, the Board approved an amendment to the 2016 Omnibus Plan to increase the shares available under to Plan to 4,250,000 and remove the annual evergreen provision, which was approved by the holders of a majority of our common stock outstanding and which became effective in June 2022.

A summary of stock option activity under the 2016 Omnibus Plan during the year ended December 31, 2022 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2021	1,355,001	$0.52	4.90
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at January 1, 2022	1,355,001	$0.52	3.90
Granted	2,021,666	0.73	10.00
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2022	3,376,667	$0.64	6.70
Exercisable at December 31, 2022	2,151,667	$0.57	5.23

There were 2,021,666 stock options granted under the 2016 Omnibus Plan during the year ended December 31, 2022 of which (i) 206,666 options were granted to settle prior accrued compensation liabilities with senior management and Board of Directors, (ii) 450,000 of immediately vested options were granted to management, the Board of Directors, and a third-party service provider, (iii) 1,355,000 incentive stock options vesting over 3 years were granted to employees, and (iv) 10,000 incentive stock options vesting over 1 year were granted to a third party consultant. The fair value of the stock options granted in settlement of accrued liabilities was approximately $3,000. As the options issued were to related parties, the $103,333 of settled liabilities was credited to additional paid-in-capital. The fair value of 450,000 of immediately vested options was $6,430 and was recognized as stock-based compensation expense for the year ended December 31, 2022. The fair value of 1,365,000 of incentive stock options vesting over one and three years was approximately $47,500 with $2,715 recognized as stock-based compensation expense for the year ended December 31, 2022. No stock options were exercised during the year ended December 31, 2022. The aggregate intrinsic value for outstanding and exercisable options as of December 31, 2022 was approximately $2,892,000 and $2,001,000, respectively. There were no options granted or exercised during 2021 and zero intrinsic value for all options as of December 31, 2021.

For the year ended December 31, 2022, the Company recorded total stock-based compensation expense of $9,145. There was no stock based compensation expense for the year ended December 31, 2021. As of December 31, 2022, there was approximately $45,000 of unrecognized compensation cost related to the 1,225,000 non-vested stock options granted during the year ended December 31, 2022.

Note 8 — Income Taxes

Income tax expense (benefit) for the years ended December 31, 2022 and 2021 consisted of the following:

	Year ended December 31,
	2022	2021

Current provision (benefit)
Federal	$-	$-
State	-	-
	-	-
Deferred provision (benefit)
Federal	396,083	(16,114)
State	(1,987,646)	(4,934)
	(1,591,563)	(21,048)

Change in valuation allowance	1,591,563	21,048

Consolidated provision (benefit)	$-	$-

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards and credits	$41,262,032	$39,601,242
Property, equipment, intangible assets, and other	353,310	356,956
Stock-based compensation	20,926	86,506
	41,636,268	40,044,704

Deferred tax liabilities	-	-

Valuation allowance	(41,636,268)	(40,044,704)

Net deferred tax assets	$-	$-

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company's effective tax rate:

	Year ended December 31,
	2022	2021

Federal tax rate	(21.0)%	(21.0)%
State tax rate, net of Federal benefit	(6.5)%	(4.8)%
Change in valuation allowance	50.2%	23.2%
Permanent differences and other	(22.7)%	2.6%

Effective tax rate	0.0%	0.0%

The Company has Federal net operating loss carry-forwards of approximately $159.1 million as of December 31, 2022. The Federal net operating loss carry-forwards are subject to annual limitation under Section 382 of the Internal Revenue Code as a result of the Company’s emergence from bankruptcy in 2016 as well as due to other changes in ownership subsequent to such emergence; any such limitation reduces the Company's ability to use its net operating loss carryforwards to offset future taxable income on an annual basis and may permanently reduce the Company’s ability to use such net operating loss carryforwards. Federal net operating loss carryforwards generated before 2018 have a 20-year life and expire through 2028, while net operating loss carryforwards generated after 2017 have an indefinite life.  The Company has not filed its required state tax returns since 2017 and intends to file all required state returns within the next 12 months.  The Company has provided a full valuation allowance against its net deferred tax assets as it is more likely than not that those net assets will not be realized.  The Company does not believe that it has any uncertain income tax positions.

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

The Company has no financial assets and liabilities measured at fair value.

The Company had no financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of  December 31, 2021.

Non-Financial Assets and Liabilities Measured at Fair Value

The Company’s property and equipment is measured at fair value on a non-recurring basis when there are indicators of impairment. There were no impairments during the years ended December 31, 2022 and 2021.

During 2021, the Company measured certain equity-linked financial instruments at fair value. The financial instruments measured at fair value are as follows:

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

2021
Risk free rate	0.26%
Weighted average expected years until exercise	5
Expected stock volatility	100%
Dividend yield	-

Note 10 – Commitments and Contingencies

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

Total operating lease costs were approximately $128,000 for the year ended December 31, 2022, consisting solely of base rental and common area maintenance costs and were zero for the year ended December 31, 2021.   The Company has no financing leases.  The weighted average remaining lease term is 3.8 years at December 31, 2022.

Future undiscounted cash flows under these leases are:

2023	$109,381
2024	112,833
2025	80,273
2026	82,705
2027	21,284
Total operating lease payments	406,476

Discount factor	(71,431)
Present value of operating lease liabilities	335,045
Current portion of operating lease liabilities	(79,453)
Non-current portion of operating lease liabilities	$255,592

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. No material events requiring disclosure were identified.