Form 10-K/A
period 2022-12-31
Nuo Therapeutics, Inc.
filed 2023-04-18
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment”) is being filed solely to correct typographical errors in the year of the signature dates of the officer and directors in the original Form 10-K dated April 14, 2023 and as filed April 17, 2023 (the “Form 10-K”). In addition, this Amendment also includes Item 15 to hyperlink new certifications from the registrant’s principal executive and principal financial officer pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended. All other Items in the Form 10-K remain unchanged.

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements See the Index to Consolidated Financial Statements at page F-1 of the Form 10-K. Auditor Name: Marcum LLP Auditor Firm ID: 688 Auditor Location: Houston, Texas

(a)(2)	Financial Statement Schedules

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

10.5	Form of Option Award under the 2016 Omnibus Incentive Compensation Plan, as amended and restated (previously filed on April 17, 2023 as Exhibit 10.5 to the registrant’s Annual Report on Form 10-K)*
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

Date: April 14, 2023	/s/ David E. Jorden
David E. Jorden
Chief Executive and Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: April 14, 2023	/s/ Paul D. Mintz
Paul D. Mintz
Director

Date: April 14, 2023	/s/ C. Eric Winzer
C. Eric Winzer
Director

Date: April 14, 2023	/s/ Scott M. Pittman
Scott M. Pittman
Director