Form 10-Q
period 2023-03-31
Nuo Therapeutics, Inc.
filed 2023-05-15
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2023, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 41,799,016.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Current assets
Cash and cash equivalents	$1,250,261	$2,051,208
Restricted cash	55,000	55,000
Accounts receivable	134,115	92,320
Inventory	211,930	240,005
Prepaid expenses and other current assets	177,545	196,378
Total current assets	1,828,851	2,634,911

Property and equipment, net	54,407	53,165
Operating lease right of use assets	337,537	359,284
Total assets	$2,220,795	$3,047,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$425,594	$397,703
Accrued expenses	141,281	123,275
Current portion of operating lease liabilities	82,326	79,453
Total current liabilities	649,201	600,431

Non-current portion of operating lease liabilities	233,591	255,592
Total liabilities	882,792	856,022

Commitments and contingencies (Note 6)

Stockholders' equity
Common stock; $0.0001 par value, 100,000,000 shares authorized, 41,799,016 shares issued and outstanding	4,180	4,180
Additional paid-in capital	28,954,383	28,951,963
Accumulated deficit	(27,620,560)	(26,764,805)
Total stockholders' equity	1,338,003	2,191,338

Total liabilities and stockholders' equity	$2,220,795	$3,047,360

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2023	Three Months ended March 31, 2022
Revenue
Product sales	$61,100	$-
Total revenue	61,100	-

Costs of sales	10,419	-
Gross profit	50,681	-

Operating expenses
Selling, general and administrative	905,874	521,818
Total operating expenses	905,874	521,818

Loss from operations	(855,193)	(521,818)

Other income (expense)
Interest expense, net	(562)	-
Gain on settlement of legacy accounts payable obligations	-	146,438
Total other income (expenses)	(562)	146,438

Net loss	$(855,755)	$(375,380)

Loss per common share
Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	41,799,016	37,124,205

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2023 and 2022

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2023	41,799,016	$4,180	$28,951,963	$(26,764,805)	$2,191,338
Stock compensation expense			2,420		2,420
Net loss	-	-	-	(855,755)	(855,755)
Balance, March 31, 2023	41,799,016	$4,180	$28,954,383	$(27,620,560)	$1,338,003

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2022	37,124,205	$3,713	$24,382,195	$(23,593,069)	$792,839
Issuance of options to settle related party compensation liabilities			103,333		103,333
Stock compensation expense			6,430		6,430
Net loss	-	-	-	(375,380)	(375,380)
Balance, March 31, 2022	37,124,205	$3,713	$24,491,958	$(23,968,449)	$527,222

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(855,755)	$(375,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,101	-
Stock-based compensation	2,420	6,430
Gain on settlement of accounts payable	-	(146,438)
Amortization of operating lease right of use assets	21,747	5,289
Changes in operating assets and liabilities:
Accounts receivable	(41,795)	-
Other receivables	-	(64,000)
Inventory	28,075	(94,642)
Prepaid expenses and other current assets	18,833	(86,947)
Accounts payable	27,891	43,674
Accrued expenses	18,006	(12,061)
Operating lease liabilities	(19,128)	(13,255)
Net cash used in operating activities	(795,604)	(737,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,343)	(11,848)
Net cash used in investing activities	(5,343)	(11,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(800,947)	(749,178)
Cash and cash equivalents, beginning of period	2,106,208	1,414,569
Cash and cash equivalents, end of period	$1,305,261	$665,391

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$2,051,208	$1,414,569
Restricted cash	55,000	-
Cash, cash equivalents, and restricted cash, beginning of period	$2,106,208	$1,414,569

Cash and cash equivalents	$1,250,261	$665,391
Restricted cash	55,000	-
Cash, cash equivalents, and restricted cash, end of period	$1,305,261	$665,391

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest expense	$741	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of options to settle accrued compensation liabilities	$-	$103,333
ROU assets and lease liabilities established at inception of lease	$-	$89,312

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. In 1999, Autologous Wound Therapy, Inc., an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, Autologous Wound Therapy, Inc. changed its name to Cytomedix, Inc. (“Cytomedix”). In 2001, Cytomedix, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, after which Cytomedix was authorized to continue to conduct its business as a debtor and debtor-in-possession. Cytomedix emerged from bankruptcy in 2002 under a Plan of Reorganization. In September 2007, Cytomedix received 510(k) clearance for the Aurix System (“Aurix”), formerly known as the AutoloGel™ System, from the U. S. Food and Drug Administration (“FDA”). In April 2010, Cytomedix acquired the Angel Whole Blood Separation System (“Angel”) and the Angel Business, from Sorin Group USA, Inc. In February 2012, Cytomedix, acquired Aldagen, Inc. (“Aldagen”), a privately held developmental cell-therapy company located in Durham, NC. In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, Nuo filed for and emerged from bankruptcy under Chapter 11.  Effective May 1, 2019, we furloughed our remaining employees and ceased standard operational activities as we awaited developments concerning our reconsideration request with the Centers for Medicare & Medicaid Services (“CMS”) regarding Medicare coverage for Aurix.  Based on a favorable National Coverage Determination issued in April 2021, we initiated restart activities for the business beginning in October 2021 and the Aurix product was available for commercial sale beginning May 2022 with limited commercial revenues initiated in the third quarter 2022.  Aldagen is a non-operational, wholly owned subsidiary of Nuo.

Impact of COVID-19 Pandemic on Financial Statements

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. Many countries imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.  On May 5, 2023, the World Health Organization declared that COVID-19 no longer constitutes a public health emergency.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has not experienced any significant negative impact on its March 31, 2023 unaudited condensed consolidated financial statements related to COVID-19.

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021 CMS issued an NCD establishing national reimbursement coverage for Aurix when used in chronic non-healing wounds where a diabetes clinical diagnosis exists for the patient. During the year ended December 31, 2022, the Company raised proceeds of approximately $4.5 million from the sale of common stock, participation right, and contingent warrant to certain accredited investors in three separate equity private placements which closed in April, May, and September 2022.

We have incurred, and continue to incur, recurring losses and negative cash flows.  As of March 31, 2023 we have an accumulated deficit of approximately $27.6 million and cash, cash equivalents, and restricted cash of approximately $1.3 million.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due.

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months that our current resources and projected revenue from sales of Aurix are insufficient to support our operations for the next 12 months.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Even assuming we succeed in raising sufficient additional funds in the near future to avoid a cessation of business operations, we require additional capital and will seek to continue financing our operations with external capital for the foreseeable future.   Any equity financings may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any debt financings may require us to comply with additional onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, market reception of the Company and perceived likelihood of success of our business model, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financing, other transactions, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The consolidated balance sheet at December 31, 2022, has been derived from audited financial statements of the Company as of that date. The interim unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned, controlled, and inactive subsidiary Aldagen, Inc. (“Aldagen”). All significant inter-company accounts and transactions are eliminated in consolidation.  The Company operates its business in one operating segment consisting of one reporting unit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to stock-based compensation, recoverability and depreciable lives of long-lived assets, deferred taxes, and associated valuation allowance. Actual results could differ from those estimates.

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at March 31, 2023 and December 31, 2022 is listed below.

	March 31, 2023	December 31, 2022

Customer A	24%	17%
Customer B	16%	19%
Customer C	11%	16%
Customer D	10%	14%
Customer E	*	12%

*  less than 10%

Revenue from significant customers exceeding 10% of total revenues for the three months ended March 31, 2023 is listed below.  All our revenue for the three months ended March 31, 2023 was generated within the U.S.  We generated no revenues in the three months ended March 31, 2022.

Three Months Ended March 31, 2023

Customer A	26%
Customer F	13%
Customer G	13%
Customer H	13%
Customer I	12%

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

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $1.3 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at March 31, 2023. We maintain our cash in the form of money market deposit accounts with financial institutions that we believe are credit worthy. We maintained no cash equivalents as of March 31, 2023 or December 31, 2022. As of March 31, 2023 and December 31, 2022, $55,000 of cash was considered restricted as it collateralizes a corporate credit card.

Accounts Receivable

We generate accounts receivable from the sale of the Aurix product and reflects customer receivables from the initial commercial sales activities since the re-initiation of commercial sales activities beginning in the three months ended September 30, 2022.

We will provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At March 31, 2023 and December 31, 2022, we did not maintain an allowance for doubtful accounts as it was not considered necessary based on the recent initiation of commercial sales.

Inventory

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of March 31, 2023, our inventory consisted of approximately $137,000 of finished goods inventory and approximately $75,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2022, our inventory consisted of approximately $157,000 of finished goods inventory and approximately $83,000 of raw materials.

We will provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory will be estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we will record the associated expense for this reserve to cost of sales in the consolidated statements of operations. At March 31, 2023 and December 31, 2022, we did not maintain an allowance for inventory obsolescence as it was not considered necessary based on the recent initiation of commercial sales and the relatively recent vintage of product inventory.

Property and Equipment, net

Property and equipment is stated at cost less accumulated depreciation.  Assets are depreciated, using the straight-line method, over their estimated useful life ranging from one to six years.  Maintenance and repairs are charged to operations as incurred. Our medical equipment was fully depreciated as of March 31, 2023, while depreciation on property and equipment acquired during the year ended December 31, 2022 was initiated at the beginning of the second quarter 2022 in the month following the date the property was placed in service.

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

We recognized initial revenues from commercial sales activities beginning in the three months ended September 30, 2022. We had no revenues for the three months ended March 31, 2022.

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities for the 2016 Omnibus Plan options are based on the equally weighted average historical volatility from five comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero. There were no options granted during the three months ended March 31, 2023 and the assumptions for options granted during the three months ended March 31, 2022 are summarized in the following table:

2022
Risk free rate	1.65%
Weighted average expected years until exercise	5 - 6
Expected stock volatility	100%
Dividend yield	-

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in the three months ended March 31, 2023 and 2022.

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

All of the Company’s potential dilutive securities are considered anti-dilutive for the three months ended March 31, 2023 and 2022. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Three months ended March 31, 2023	Three months ended March 31, 2022

Shares underlying:
Common stock options	3,376,667	2,536,667
Stock purchase warrants	450,000	233,333
Financing participation right and contingent warrant	500,000	-
Performance shares	300,000	-
	4,626,667	2,770,000

Recently Adopted Accounting Standards

In June 2016, the FASB issued new accounting guidance (ASU 2016-13) with respect to the accounting for credit losses using a new accounting model, Current Expected Credit Losses (“CECL”). The CECL model requires the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired, and requires a loss be recognized before it is incurred. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard applies to accounts receivable, loans, and other financial instruments. This standard is effective for the Company beginning January 1, 2023. The Company adopted this guidance on January 1, 2023, on a modified retrospective basis and such adoption had no material effect on its financial statements.

In August 2020, the FASB issued new accounting guidance (ASU 2020-06) with respect to the accounting for convertible debt instruments and contracts in an entity’s own equity. The guidance simplifies the accounting for convertible instruments by reducing the various accounting models that can require the instrument to be separated into a debt component and equity component or derivative component. Additionally, the guidance eliminated certain settlement conditions previously required to be able to classify a derivative in equity. The new guidance is effective on a modified or full retrospective basis for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company adopted this guidance on January 1, 2023, and such adoption had no material effect on its financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022

Medical equipment	$387,665	$387,665
Office/warehouse equipment	43,919	40,026
Warehouse/production equipment	21,416	19,996
	453,000	447,657
Less accumulated depreciation	(398,593)	(394,492)
Property and equipment, net	$54,407	$53,165

Depreciation expense was $4,101 and zero for the three months ended March 31, 2023 and 2022, respectively.  None of the Company's long-lived assets were deemed to be impaired during the three months ended March 31, 2023 and 2022.

Note 4 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of March 31, 2023 and 2022:

Description	March 31, 2023	March 31, 2022

2018 Convertible Notes warrants	-	233,333
2022 Sales incentive warrants	450,000	-
Total	450,000	233,333

During the year ended December 31, 2022, the Company issued two warrants to purchase (i) 250,000 shares of common stock at an exercise price of $1.00 per share and expiring December 31, 2027 and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and expiring December 31, 2028 to a distribution partner under an agreement whereby the warrants are exercisable subject to the distributor attaining certain performance goals set forth in the warrants based upon exceeding sales quota revenues for calendar years 2023 through potentially 2025. The warrants are equity classified. The aggregate intrinsic value for 2022 sales incentive warrants as of March 31, 2023 was approximately $564,000. Additionally, the Company agreed to issue certain additional warrants to acquire up to 500,000 shares of common stock to the same distribution partner where the issuance of the warrant is contingent upon future financing events and are not reflected in the above table. See Note 5 – Equity and Stock Based Compensation for further information.

The 2018 Convertible Notes warrants were exercised under a cashless exercise provision during the year ended December 31, 2022 with the resulting issuance of 217,054 shares of common stock. The warrants had an exercise price of $0.15 per share, an original term of five years, and were equity classified.

Note 5 – Equity and Stock-Based Compensation

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

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under its existing sales and distribution arrangement, the Company also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitles Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share (the “First Warrant”) upon Pacific Med attaining certain performance goals set forth in the First Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2023 and/or 2024. The second warrant entitles Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share (the “Second Warrant”) upon Pacific Med attaining certain performance goals set forth in the Second Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2024 and/or 2025. The First Warrant will expire December 31, 2027 and the Second Warrant will expire December 31, 2028. The fair value of the First Warrant and Second Warrant at the date of issuance was approximately $434,000 and $345,000, respectively, based on a Black-Scholes option pricing model. As the exercisability of the two warrants is not considered probable as of March 31, 2023, there was no recognition of stock-based compensation expense for the three months ended March 31, 2023. When exercisability is determined to be probable, the issuance date fair value of the warrant earned through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance. The Company also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the shares is not considered probable as of March 31, 2023, there was no expense recognition for the three months ended March 31, 2023. When issuance is determined to be probable, the issuance date fair value of the shares through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance.

Stock-Based Compensation

In July 2016, the Board of Directors approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), and in November 2016, holders of a majority of our capital stock approved the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. Further, in March 2022, the Board approved an amendment to the 2016 Omnibus Plan to increase the shares available under to Plan to 4,250,000 and remove an annual evergreen provision, which was approved by the holders of a majority of our outstanding common stock and which became effective in June 2022.

A summary of stock option activity under the 2016 Omnibus Plan during the three months ended March 31, 2023 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2023	3,376,667	$0.64	6.70
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2023	3,376,667	$0.64	6.45
Exercisable at March 31, 2023	2,252,778	$0.57	5.16

There were no stock options granted or exercised under the 2016 Omnibus Plan during the three months ended March 31, 2023. The aggregate intrinsic value for outstanding and exercisable options as of March 31, 2023 was approximately $6,200,000 and $4,300,000, respectively.

For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $2,420 and $6,430, respectively. As of March 31, 2023, there was approximately $42,400 of unrecognized compensation cost related to the non-vested stock options which is expected to recognized prior to year-end 2025.

Note 6 – Commitments and Contingencies

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

Total operating lease costs were approximately $39,400 and $7,000 for the three months ended March 31, 2023 and 2022, respectively, consisting solely of base rental and common area maintenance costs.   The Company has no financing leases.

Future undiscounted cash flows under this lease are:

2023	82,036
2024	112,833
2025	80,273
2026	82,705
2027	21,283
Total operating lease payments	379,130

Discount factor	(62,213)
Present value of operating lease liabilities	315,917
Current portion of operating lease liabilities	(82,326)
Non-current portion of operating lease liabilities	$233,591

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued. No material events requiring disclosure were identified.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Nuo Therapeutics, Inc. ("Nuo Therapeutics," the "Company," "we," "us," or "our") should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the "SEC") on April 17, 2023.

Special Note Regarding Forward Looking Statements

Certain statements, other than purely historical information in this Quarterly Report (including this section) constitute “forward-looking statements”. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the SEC, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●	our limited revenue base and sources of working capital;
●	our limited operating experience;
●	our ability to continue as a going concern
●	the dilutive impact of raising additional equity or debt;
●	our ability to timely and accurately report our financial results and prevent fraud if we are unable to maintain effective disclosure and internal controls;
●	acceptance of our product by the medical community and patients;
●	our ability to obtain adequate reimbursement from third-party payors;
●	our ability to contract with healthcare providers;
●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
●	our ability to protect our intellectual property;
●	our compliance with governmental regulations;
●	our ability to successfully sell and market the Aurix System;
●	our ability to attract and retain key personnel, including both our executive officers; and
●	our ability to successfully pursue strategic collaborations to help develop, support, or commercialize our current and future products.

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

Although FDA cleared the Aurix System for marketing in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for the product beginning in 2016. For 2023, the Medicare national average reimbursement rate for the Aurix System is $1,725 per treatment, which we believe provides appropriate payment to facilities for product usage. We will market the Aurix System at an approximate cost of $800 per treatment to wound care providers.

Our Strategy

Our current commercial focus is establishing engagement with providers treating chronic non-healing wounds to demonstrate the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow. We anticipate developing these relationships with clinical providers and treatment facilities primarily by establishing a variety of distributor arrangements throughout the United States. Our commercial team consists of five senior employees who are leveraging their current and historical relationships to establish distributor arrangements. As of March 31, 2023, we had established contractual relationships with more than [125] individual distributor representatives including. a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. The number of distributor representatives may continue to expand modestly in the months ahead but the current focus is establishing commercial customer relationships with wound care providers in primarily hospital outpatient wound care clinics and ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 national coverage determination.

Commercially available Aurix product was first available in late May 2022 for demonstration and evaluation purposes. Through a growing distributor network, Aurix is presently being evaluated by various hospital/facility Value Analysis Committees (VACs) as part of the process of approving its clinical use. Limited commercial revenues were recorded beginning in the second half of 2022 and during the three months ended March 31, 2023 and we reasonably expect revenues to exhibit growth in subsequent periods.

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

There were limited revenues of approximately $61,000 in the three months ended March 31, 2023 with approximately $50,700 of associated gross profit and a resulting gross margin of approximately 83%. There were no revenues in the three months ended March 31, 2022 as commercial revenue activities were not re-initiated until the third quarter of 2022.

Operating Expenses

Total operating expenses increased approximately $384,000 to approximately $906,000 comparing the three months ended March 31, 2023 to the three months ended March 31, 2022. The increase from the prior year was due primarily to increased compensation and benefits expense of approximately $384,000 as our employee headcount and related compensation increased beginning in the second quarter 2022.  A combined increase of approximately $146,000 in insurance expense ($54,000 increase), rent expense ($29,000 increase), travel and entertainment expense ($16,000 increase), sales infrastructure costs ($22,000 increase) and various other business expenses ($24,000 increase) was fully offset by a decrease of approximately $146,000 in consulting and professional fees including legal and accounting expenses as the three months ended March 31, 2022 period reflected higher professional fees associated with our efforts to return to current reporting status as a public company.

Other Income (Expense)

Other income for the three months ended March 31, 2023 primarily represents gains from the negotiated settlement of legacy accounts payable including the full release of any ongoing payment liability.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had cash, cash equivalents, and restricted cash of approximately $1.3 million, total current assets of approximately $1.8 million and total current liabilities of approximately $0.65 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2022, and 2021, we incurred net losses of approximately $3.2 million and $0.1 million, respectively. As of March 31, 2023, our accumulated deficit was approximately $27.6 million and our stockholders’ equity was approximately $1.3 million.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash flows used in operating activities	$(795,604)	$(737,330)
Cash flows used in investing activities	$(5,343)	$(11,848)
Cash flow provided by financing activities	$-	$-

Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 of approximately $796,000 primarily reflects our net loss of approximately $856,000 adjusted by (i) approximately $32,000 net change in operating assets and liabilities and (ii) approximately $26,000 total depreciation and amortization expense.

Cash used in operating activities for the three months ended March 31, 2022 of approximately $737,000 primarily reflects our net loss of approximately $375,000 adjusted by i) a non-cash gain of approximately $146,000 from the negotiated settlement of legacy accounts payable obligations and ii) approximately $227,000 net change in operating assets and liabilities.

Investing Activities

We had limited investing activities for the three months ended March 31, 2023 and 2022 consisting of the purchase of property and equipment.

Financing Activities

We did not have any financing activities for the three months ended March 31, 2023 and 2022.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying notes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the unaudited condensed consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies or estimates since December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the un-remediated material weakness disclosed in our Annual Report on Form 10-K. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three month periods ended March 31, 2023 and 2022, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three month periods ended March 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2023 and 2022 and (v)  Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: May 15, 2023
	By:	/s/ David E. Jorden
David E. Jorden Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)