Form 10-Q
period 2023-06-30
Nuo Therapeutics, Inc.
filed 2023-08-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2023, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 42,316,516.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Current assets
Cash and cash equivalents	$344,371	$2,051,208
Restricted cash	55,000	55,000
Accounts receivable	201,497	92,320
Inventory	225,803	240,005
Prepaid expenses and other current assets	192,681	196,378
Total current assets	1,019,352	2,634,911

Property and equipment, net	50,620	53,165
Operating lease right of use assets	315,307	359,284
Total assets	$1,385,279	$3,047,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$436,137	$397,703
Accrued expenses	182,000	123,275
Current portion of operating lease liabilities	85,271	79,453
Total current liabilities	703,408	600,431

Non-current portion of operating lease liabilities	211,036	255,592
Total liabilities	914,444	856,022

Commitments and contingencies (Note 6)

Stockholders' equity
Common stock; $0.0001 par value, 100,000,000 shares authorized, 41,799,016 shares issued and outstanding	4,180	4,180
Additional paid-in capital	28,959,101	28,951,963
Accumulated deficit	(28,492,446)	(26,764,805)
Total stockholders' equity	470,835	2,191,338

Total liabilities and stockholders' equity	$1,385,279	$3,047,360

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2023	Three Months ended June 30, 2022
Revenue
Product sales	$118,169	$-
Total revenue	118,169	-

Costs of sales	20,487	-
Gross profit	97,682	-

Operating expenses
Selling, general and administrative	969,105	923,726
Total operating expenses	969,105	923,726

Loss from operations	(871,423)	(923,726)

Other income (expense)
Interest expense, net	(463)	(324)
Other income	-	-
Total other income (expenses)	(463)	(324)

Net loss	$(871,886)	$(924,050)

Loss per common share
Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	41,799,016	39,779,055

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months ended June 30, 2023	Six Months ended June 30, 2022
Revenue
Product sales	$179,269	$-
Total revenue	179,269	-

Costs of sales	30,906	-
Gross profit	148,363	-

Operating expenses
Selling, general and administrative	1,874,979	1,445,544
Total operating expenses	1,874,979	1,445,544

Loss from operations	(1,726,616)	(1,445,544)

Other income (expense)
Interest expense, net	(1,025)	(324)
Gain on settlement of legacy accounts payable obligations	-	146,438
Total other income (expenses)	(1,025)	146,114

Net loss	$(1,727,641)	$(1,299,430)

Loss per common share
Basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	41,799,016	38,458,964

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2023 and 2022

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2023	41,799,016	$4,180	$28,951,963	$(26,764,805)	$2,191,338
Stock compensation expense			2,420		2,420
Net loss	-	-	-	(855,755)	(855,755)
Balance, March 31, 2023	41,799,016	$4,180	$28,954,383	$(27,620,560)	$1,338,003
Stock compensation expense			4,718		4,718
Net loss	-	-	-	(871,886)	(871,886)
Balance, June 30, 2023	41,799,016	$4,180	$28,959,101	$(28,492,446)	$470,835

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2022	37,124,205	$3,713	$24,382,195	$(23,593,069)	$792,839
Issuance of options to settle related party compensation liabilities			103,333		103,333
Stock compensation expense			6,430		6,430
Net loss	-	-	-	(375,380)	(375,380)
Balance, March 31, 2022	37,124,205	$3,713	$24,491,958	$(23,968,449)	$527,222
Issuance of common shares	3,957,757	396	3,957,361	-	3,957,757
Stock compensation expense			1,082		1,082
Net loss	-	-	-	(924,050)	(924,050)
Balance, June 30, 2022	41,081,962	$4,109	$24,491,958	$(24,892,499)	$3,562,011

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,727,641)	$(1,299,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,888	1,356
Stock-based compensation	7,138	7,512
Gain on settlement of accounts payable	-	(146,438)
Amortization of operating lease right of use assets	43,977	24,836
Changes in operating assets and liabilities:
Accounts receivable	(109,177)	-
Inventory	14,202	(238,172)
Prepaid expenses and other current assets	3,697	(136,921)
Accounts payable	38,434	11,621
Accrued expenses	58,725	(26,667)
Operating lease liabilities	(38,738)	(73,660)
Net cash used in operating activities	(1,701,494)	(1,875,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,343)	(51,535)
Net cash used in investing activities	(5,343)	(51,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	3,957,757
Net cash provided by financing activities	-	3,957,757

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,706,837)	2,030,259
Cash and cash equivalents, beginning of period	2,106,208	1,414,569
Cash and cash equivalents, end of period	$399,371	$3,444,828

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$2,051,208	$1,414,569
Restricted cash	55,000	-
Cash, cash equivalents, and restricted cash, beginning of period	$2,106,208	$1,414,569

Cash and cash equivalents	$344,371	$3,444,828
Restricted cash	55,000	-
Cash, cash equivalents, and restricted cash, end of period	$399,371	$3,444,828

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest expense	$1,411	$324
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of options to settle accrued compensation liabilities	$-	$103,333
ROU assets and lease liabilities established at inception of lease	$-	$426,538

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

We have incurred, and continue to incur, recurring losses and negative cash flows.  As of June 30, 2023, we have an accumulated deficit of approximately $28.5 million and cash, cash equivalents, and restricted cash of approximately $0.4 million.

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

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at June 30, 2023 and December 31, 2022 is listed below.

	June 30, 2023	December 31, 2022

Customer A	11%	19%
Customer B	*	17%
Customer C	*	16%
Customer D	*	14%
Customer E	-	12%

*  less than 10%

Revenue from significant customers exceeding 10% of total revenues for the three and six months ended June 30, 2023 is listed below.  All our revenue for the three and six months ended June 30, 2023 was generated within the U.S.  We generated no revenues in the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Customer F	14%	*
Customer G	12%	*
Customer H	10%	*

*  less than 10%

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

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $0.4 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at June 30, 2023. We maintain our cash in the form of money market deposit accounts with financial institutions that we believe are credit worthy. We maintained no cash equivalents as of June 30, 2023 or December 31, 2022. As of June 30, 2023 and December 31, 2022, $55,000 of cash was considered restricted as it collateralizes a corporate credit card.

Accounts Receivables

We generate accounts receivables from the sale of the Aurix product and reflects customer receivables from the initial commercial sales activities since the re-initiation of commercial sales activities beginning in the three months ended September 30, 2022.

We will provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. At June, 2023 and December 31, 2022, we did not maintain an allowance for doubtful accounts as it was not considered necessary based on the recent initiation of commercial sales.

Inventory

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of June 30, 2023, our inventory consisted of approximately $132,000 of finished goods inventory and approximately $94,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2022, our inventory consisted of approximately $157,000 of finished goods inventory and approximately $83,000 of raw materials.

We will provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory will be estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we will record the associated expense for this reserve to cost of sales in the consolidated statements of operations. At June 30, 2023 and December 31, 2022, we did not maintain an allowance for inventory obsolescence as it was not considered necessary based on the recent initiation of commercial sales and the relatively recent vintage of product inventory.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation.  Assets are depreciated, using the straight-line method, over their estimated useful life ranging from one to six years.  Maintenance and repairs are charged to operations as incurred. Our medical equipment was fully depreciated as of June 30, 2023, while depreciation on property and equipment acquired during the year ended December 31, 2022 was initiated at the beginning of the second quarter 2022 in the month following the date the property was placed in service.

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

We recognized initial revenues from commercial sales activities beginning in the three months ended September 30, 2022. We had no revenues for the three and six months ended June 30, 2022.

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities for the 2016 Omnibus Plan options are based on the equally weighted average historical volatility from five comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero. There were no options granted during the three and six months ended June 30, 2023 and the assumptions for options granted during the three and six months ended June 30, 2022 are summarized in the following table:

	2022
Risk free rate	1.65%	-	2.94%
Weighted average expected years until exercise	5	-	6
Expected stock volatility		100%
Dividend yield		-

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in the six months ended June 30, 2023 and 2022.

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

All of the Company’s potential dilutive securities are considered anti-dilutive for the six months ended June 30, 2023 and 2022. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Six months ended June 30, 2023	Six months ended June 30, 2022

Shares underlying:
Common stock options	3,376,667	3,311,667
Stock purchase warrants	450,000	233,333
Financing participation right and contingent warrant	500,000	-
Performance shares	300,000	-

4,626,667	3,545,000

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

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022

Medical equipment	$387,665	$387,665
Office/warehouse equipment	43,919	40,026
Warehouse/production equipment	21,416	19,996
	453,000	447,657
Less accumulated depreciation	(402,380)	(394,492)
Property and equipment, net	$50,620	$53,165

Depreciation expense was $3,787 and $1,356 for the three months ended June 30, 2023 and 2022, respectively.  Depreciation expense was $7,888 and $1,356 for the six months ended June 30, 2023 and 2022, respectively. None of the Company's long-lived assets were deemed to be impaired during the six months ended June 30, 2023 and 2022.

Note 4 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of June 30, 2023 and 2022:

Description	June 30, 2023	June 30, 2022

2018 Convertible Notes warrants	-	233,333
2022 Sales incentive warrants	450,000	-
Total	450,000	233,333

During the year ended December 31, 2022, the Company issued two warrants to purchase (i) 250,000 shares of common stock at an exercise price of $1.00 per share and expiring December 31, 2027 and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and expiring December 31, 2028 to a distribution partner under an agreement whereby the warrants are exercisable subject to the distributor attaining certain performance goals set forth in the warrants based upon exceeding sales quota revenues for calendar years 2023 through potentially 2025. The warrants are equity classified. The aggregate intrinsic value for 2022 sales incentive warrants as of June 30, 2023 was approximately $125,000. Additionally, the Company agreed to issue certain additional warrants to acquire up to 500,000 shares of common stock to the same distribution partner where the issuance of the warrant is contingent upon future financing events and are not reflected in the above table. See Note 5 – Equity and Stock Based Compensation for further information.

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

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under its existing sales and distribution arrangement, the Company also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitles Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share (the “First Warrant”) upon Pacific Med attaining certain performance goals set forth in the First Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2023 and/or 2024. The second warrant entitles Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share (the “Second Warrant”) upon Pacific Med attaining certain performance goals set forth in the Second Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2024 and/or 2025. The First Warrant will expire December 31, 2027 and the Second Warrant will expire December 31, 2028. The fair value of the First Warrant and Second Warrant at the date of issuance was approximately $434,000 and $345,000, respectively, based on a Black-Scholes option pricing model. As the exercisability of the two warrants is not considered probable as of June 30, 2023, there was no recognition of stock-based compensation expense for the three months ended June 30, 2023. When exercisability is determined to be probable, the issuance date fair value of the warrant earned through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance. The Company also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the shares is not considered probable as of June 30, 2023, there was no expense recognition for the three months ended June 30, 2023. When issuance is determined to be probable, the issuance date fair value of the shares through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance.

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

A summary of stock option activity under the 2016 Omnibus Plan during the six months ended June 30, 2023 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2023	3,376,667	$0.64	6.70
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at June 30, 2023	3,376,667	$0.64	6.20
Exercisable at June 30, 2023	2,614,306	$0.60	5.45

There were no stock options granted or exercised under the 2016 Omnibus Plan during the six months ended June 30, 2023. The aggregate intrinsic value for outstanding and exercisable options as of June 30, 2023 was approximately $2,900,000 and $2,300,000, respectively.

For the three months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $2,420 and $6,430, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $7,138 and $7,512, respectively. As of June 30, 2023, there was approximately $37,700 of unrecognized compensation cost related to the non-vested stock options which is expected to recognized prior to year-end 2025.

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

Total operating lease costs were approximately $39,400 and $39,000 for the three months ended June 30, 2023 and 2022, respectively, consisting solely of base rental and common area maintenance costs.   Total operating lease costs were approximately $78,800 and $49,500 for the six months ended June 30, 2023 and 2022, respectively. The Company has no financing leases.

Future undiscounted cash flows under this lease are:

2023	54,691
2024	112,833
2025	80,273
2026	82,705
2027	21,283
Total operating lease payments	351,785

Discount factor	(55,478)
Present value of operating lease liabilities	296,307
Current portion of operating lease liabilities	(85,271)
Non-current portion of operating lease liabilities	$211,036

Note 7 – Subsequent Events

Effective August 1, 2023, the Company closed on an equity private placement for the sale of 517,500 shares of common stock for gross proceeds of $1,035,000 to certain accredited investors under a Securities Purchase Agreement dated July 26, 2023 providing for the issuance of up to 750,000 shares of common stock.

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

Our Strategy

Our current commercial focus is establishing engagement with providers treating chronic non-healing wounds to demonstrate the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow. We anticipate developing these relationships with clinical providers and treatment facilities primarily by establishing a variety of distributor arrangements throughout the United States. Our commercial team consists of five senior employees who are leveraging their current and historical relationships to establish distributor arrangements. As of June 30, 2023, we had established contractual relationships with more than 150 individual distributor representatives including. a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. The number of distributor representatives may continue to expand modestly in the months ahead but the current focus is establishing commercial customer relationships with wound care providers in primarily hospital outpatient wound care clinics and ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 national coverage determination.

Commercially available Aurix product was first available in late May 2022 for demonstration and evaluation purposes. Through a growing distributor network, Aurix is presently being evaluated by various hospital/facility Value Analysis Committees (VACs) as part of the process of approving its clinical use. Limited commercial revenues were recorded beginning in the second half of 2022 and during the six months ended June 30, 2023 and we reasonably expect revenues to exhibit growth in subsequent periods.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

There were limited revenues of approximately $118,000 in the three months ended June 30, 2023 with approximately $98,000 of associated gross profit and a resulting gross margin of approximately 83%. There were no revenues in the three months ended June 30, 2022 as commercial revenue activities were not re-initiated until the third quarter of 2022.

Operating Expenses

Total operating expenses increased approximately $45,000 to approximately $969,000 comparing the three months ended June 30, 2023 to the three months ended June 30, 2022. The limited increase from the prior year was due primarily to increased compensation and benefits expense of approximately $90,000 as our employee headcount and related compensation increased beginning in the second quarter 2022 and was partially offset by decreases in consulting and professional fees ($35,000 decrease) and travel related expenses ($21,000 decrease).

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2023 represents a nominal amount of net interest expense for the three months ended June 30, 2023.

Comparison of Six Months Ended June 30, 2023 and 2022

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

There were limited revenues of approximately $179,000 in the six months ended June 30, 2023 with approximately $148,000 of associated gross profit and a resulting gross margin of approximately 83%. There were no revenues in the six months ended June 30, 2022 as commercial revenue activities were not re-initiated until the third quarter of 2022.

Operating Expenses

Total operating expenses increased approximately $429,000 to approximately $1,875,000 comparing the six months ended June 30, 2023 to the six months ended June 30, 2022. The increase from the prior year was due primarily to increased compensation and benefits expense of approximately $471,000 as our employee headcount and related compensation increased beginning in the second quarter 2022.  A combined increase of approximately $128,000 in insurance expense ($59,000 increase), rent expense ($29,000 increase), sales infrastructure costs ($20,000 increase) and various other business expenses ($19,000 increase) was fully offset by a decrease of approximately $172,000 in consulting and professional fees including legal and accounting expenses as the six months ended June 30, 2022 period reflected higher professional fees associated with our efforts to return to current reporting status as a public company.

Other Income (Expense)

Other income for the six months ended June 30, 2022 primarily represents gains from the negotiated settlement of legacy accounts payable including the full release of any ongoing payment liability.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had cash, cash equivalents, and restricted cash of approximately $0.4 million, total current assets of approximately $1.0 million and total current liabilities of approximately $0.7 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2022, and 2021, we incurred net losses of approximately $3.2 million and $0.1 million, respectively. As of June 30, 2023, our accumulated deficit was approximately $28.5 million and our stockholders’ equity was approximately $0.5 million.

We sold 3,957,757 shares of common stock to certain accredited investors pursuant to Security Purchase Agreements in two private placements which closed on April 29 and May 18, 2022 for gross proceeds of $3,957,757.

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

We sold 517,500 shares of common stock to certain accredited investors pursuant to a Security Purchase Agreement in a private placements which closed on August 1, 2023 for gross proceeds of $1,035,000.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash flows used in operating activities	$(1,727,641)	$(1,875,963)
Cash flows used in investing activities	$(5,343)	$(51,535)
Cash flow provided by financing activities	$-	$3,957,757

Operating Activities

Cash used in operating activities for the six months ended June 30, 2023 of approximately $1.7 million primarily reflects our net loss of approximately $1,728,000 adjusted by (i) approximately $33,000 net change in operating assets and liabilities and (ii) approximately $59,000 total depreciation and amortization expense and stock-based compensation expense.

Cash used in operating activities for the six months ended June 30, 2022 of approximately $1,876,000 primarily reflects our net loss of approximately $1.3 million adjusted by i) a non-cash gain of approximately $146,000 from the negotiated settlement of legacy accounts payable obligations and ii) approximately $464,000 net change in operating assets and liabilities.

Investing Activities

We had limited investing activities for the six months ended June 30, 2023 and 2022 consisting of the purchase of property and equipment.

Financing Activities

We did not have any financing activities for the six months ended June 30, 2023. Cash flows from financing activities for the six months ended June 30, 2022 reflects proceeds raised from the sale of 3,957,757 shares of common stock in two private placements closed in April and May 2022.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the un-remediated material weakness disclosed in our Annual Report on Form 10-K. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.4	Amended and Restated By-Laws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein).

10.1	Securities Purchase Agreement entered into August 1, 2023 (previously filed on August 3, 2023 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and six month periods ended June 30, 2023 and 2022, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the six month periods ended June 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2023 and 2022 and (v)  Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: August 14, 2023
	By:	/s/ David E. Jorden
David E. Jorden Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)