Form 10-K
period 2023-12-31
Nuo Therapeutics, Inc.
filed 2024-04-19
CIK 1091596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes   ☐   No   ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the OTC Markets Group for the registrant’s common stock, as of June 30, 2023, the last business day of the registrant’s second fiscal quarter of 2023 was approximately $35.9 million.

As of April 15, 2024, the number of shares outstanding of the registrant’s common stock was 44,241,516.

NUO THERAPEUTICS, INC.

Special Note Regarding Forward-Looking Statements

Certain statements, other than purely historical information, in this Annual Report (including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements”. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Annual Report and in other reports filed by us with the Securities and Exchange Commission (the “SEC”), including Forms 8-K and 10-Q. These risks and uncertainties include, among others, the following:

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

PART I

ITEM 1. Business

Corporate Overview

Nuo Therapeutics, Inc. is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. In 1999, Autologous Wound Therapy, Inc., an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, Autologous Wound Therapy, Inc. changed its name to Cytomedix, Inc. (“Cytomedix”). In 2001, Cytomedix, filed for bankruptcy, from which it emerged in 2002 under a Plan of Reorganization. In September 2007, Cytomedix received 510(k) clearance for the Aurix System (“Aurix”), formerly known as the AutoloGel™ System, from the U. S. Food and Drug Administration (“FDA”). In April 2010, Cytomedix acquired the Angel Whole Blood Separation System from Sorin Group USA, Inc. In February 2012, Cytomedix, acquired Aldagen, Inc. (“Aldagen”), a privately held developmental cell-therapy company located in Durham, NC. In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, Nuo filed for and emerged from bankruptcy under Chapter 11. Effective May 1, 2019, Nuo furloughed its remaining employees and ceased standard operational activities as it awaited developments concerning its reconsideration request with the Centers for Medicare & Medicaid Services (“CMS”) regarding Medicare coverage for Aurix. Based on a favorable National Coverage Determination (“NCD”) issued in April 2021, Nuo initiated restart activities for the business beginning in October 2021. Aldagen is a non-operational, wholly owned subsidiary of Nuo. Our principal offices are presently located in Houston, Texas.

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

Although FDA cleared the Aurix System for marketing in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for the product beginning in 2016. For 2022, the CMS national average reimbursement rate for the Aurix System is $1,749 per treatment, which we believe provides appropriate payment to facilities for product usage. We will market the Aurix System at an approximate cost of $800 per treatment to wound care providers in the hospital outpatient setting.

Our Strategy

Our current commercial focus is establishing engagement with providers treating chronic non-healing wounds to demonstrate the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow. We anticipate developing these relationships with clinical providers and treatment facilities primarily by establishing a variety of distributor arrangements throughout the United States. Our commercial team consists of five senior employees who are leveraging their current and historical relationships to establish distributor arrangements. As of December 31, 2023, we had established contractual relationships with more than 200 individual distributor representatives including. a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. The number of distributor representatives may continue to expand modestly in the months ahead, but the current focus is establishing commercial customer relationships with wound care providers in primarily hospital outpatient wound care clinics and ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 NCD.

Commercially available Aurix product was first available in late May 2022 for demonstration and evaluation purposes. Through a growing distributor network, Aurix is presently being evaluated by various hospital/facility Value Analysis Committees (VACs) as part of the process of approving its clinical use. Limited initial commercial revenues were recorded during the second half of 2022, revenues increased to approximately $610,000 in 2023, and we expect revenues to exhibit continued growth in future periods.

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

Customer Concentration

Our revenues are derived from the sale of the Aurix product to customers consisting of primarily hospital outpatient wound care clinics and other private practice physicians treating chronic wounds.  The Aurix product became commercially available for sale again in mid-2022 with limited revenues generated during the balance of the year ended December 31, 2022. Product revenues increased to $610,000 for the year ended December 31, 2023.

Licenses and Property Rights

Nuo relies on a combination of trademarks, trade secrets, copyright laws as well as confidentiality agreements, contractual provisions, and other similar measures, to establish and protect its business interests.

Government Regulation

Government authorities in the U.S., Canada, the European Union, and other countries extensively regulate pharmaceutical products, biologics, and medical devices. The Company’s products and product candidates are subject to approval or clearance by the governing bodies prior to and during the marketing and distribution of a product. Regulatory requirements apply to, but are not limited to, research and development, safety and efficacy, clinical studies, manufacturing, labeling, distribution, advertising and marketing, and the import and export of products. Before a product candidate is approved by the governing bodies for commercial marketing, rigorous preclinical and human clinical testing may be necessary to determine the safety and efficacy or effectiveness of the product. If the Company fails to comply with the applicable laws and regulations at any time during the product development process, approval, or clearance process, or during commercialization, it may become subject to administrative and/or judicial sanctions. These sanctions may include, but are not limited to, refusal to approve or clear pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of the Company’s operations, injunctions, fines, civil penalties and/or criminal prosecution. Any enforcement action could have a material adverse effect on the Company.

Medical Device Regulation

The Company reinitiated manufacture and available commercial distribution of the Aurix System in May 2022. As such, this and future products manufactured and/or distributed by the Company may be subject to regulations by the applicable governing bodies, including but not limited to, the FDA, Health Canada, the European Medicines Agency, the Japanese Ministry of Health & Welfare, and other regulatory agencies. The Company currently has no meaningful business development initiatives outside of the U.S. Each of the foreign governing bodies noted above serves a similar function as the FDA. As such, the Company and its products and product candidates are subject to the regulations enforced by the outside governing bodies. These regulations include, but are not limited to, product clearance, documentation requirements, good manufacturing practices and medical device reporting. Labeling and promotional activities are also subject to regulation by the U.S. Federal Trade Commission, in certain circumstances. Current enforcement policies prohibit the marketing of approved medical devices for unapproved uses. Each governing body reviews the labeling and advertising of medical devices to ensure that unapproved uses are not promoted. Before a new medical device can be introduced to the market, the manufacturer must obtain clearance or approval from the applicable regulatory agency, depending upon the device classification. In the U.S., medical devices are classified into one of three classes — Class I, II, or III. The regulations enforced by the FDA and/or the appropriate governing bodies to the medical device(s) provide reasonable assurance that the device is safe and effective. In the U.S., Class I devices are non-critical products that the FDA believes can be adequately regulated by “general controls” which include provisions relating to labeling, manufacturer registration, defect notification, records and reports, and current good manufacturing practices, or cGMP, based on the FDA’s Quality Systems Regulations. Most Class I devices are exempt from pre-market notification, and some are also exempt from cGMP requirements. Class II devices are products for which the general controls of Class I devices, by themselves, are not sufficient to assure safety and effectiveness and, therefore, require additional controls. Additional controls for Class II devices may include performance standards, post-market surveillance patient registries, and the use of FDA guidelines. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices. All of the governing bodies with responsibility over the Company’s products have the ability to inspect medical device manufacturers, order recalls of medical devices in some circumstances, seize non-complying medical devices, and to pursue prosecution of either civil or criminal violations.

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

Employees

The Company had 9 full-time employees as of December 31, 2023 which are all compensated as salaried employees. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

Research and Development

During the years ended December 31, 2023 and 2022, we incurred no significant costs for research and development activities.

Competition

While Aurix has limited competition in the chronic wound care market from any other FDA cleared platelet derived products, we face competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors in the areas of advanced wound care dressings, wound care devices, and wound care biologics. Leading companies in the advanced wound care market include Smith and Nephew, 3M, MoInlycke, and ConvaTec.  Leading competitors in the wound care market that offer other biologic products such as tissue-based products include companies such as MiMedx, Organogenesis, Integra Life Sciences, as well as a significant number of smaller companies.  While we believe that Aurix can compete favorably based on broad application across multiple wound etiologies, we expect that many physicians and allied professionals will continue to employ other treatment approaches and technologies, separately and in combination, in an attempt to treat chronic and hard-to heal wounds.  The chronic wound market has many therapies that compete with Aurix that have established habitual use patterns and provider contracts to encourage standardized use.  Furthermore, other companies have developed or are developing products that could be in direct future competition with our current product line.   We may not be able to compete effectively against such companies. Many of these companies have substantially greater capital resources, larger marketing staff and more experience in commercializing products than we do. See “Item 1A. Risk Factors – Risks Relating to Our Business, Industry, and Regulatory Approval of Our Product - Our Product Has Existing Competition in the Marketplace.”

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

Risks Related to Our Financial Position

Our Revenue Base Is Limited to a Single Product Seeking Market Adoption; We Need Substantial Additional Financing and Our Ability to Affect Such Financing Successfully Could Be Limited

Our current revenue base is limited to our Aurix product, and our Aurix revenue has been limited to date.  We have a history of losses and are not currently profitable. For the year ended December 31, 2023, we incurred a net loss of approximately $3.2 million. Even if we succeed in raising substantial additional funds, we expect to incur losses and negative operating cash flows in the immediate future. We may never generate sufficient revenues to achieve and maintain profitability.

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

We Have a Limited Operating History and Limited Operating Experience

We only recently began re-implementing our commercialization strategy for Aurix in the second half of 2022. Thus, we have a very limited operating history. Continued operating losses, together with the risks associated with our ability to gain new customers for Aurix, may have a material adverse effect on our liquidity. We may also be forced to respond to unforeseen difficulties, such as decreased demand for our products and services, downward pricing trends, regulatory requirements, and unanticipated market pressures.

Our Financial Position Creates Doubt as to Whether We Will Continue as a Going Concern

The Company reestablished commercial operations in 2022 and generated limited revenues of approximately $112,000 for the year ended December 31, 2022. For the year ended December 31, 2023, product revenues increased to approximately $610,000. For the years ended December 31, 2023 and 2022, the Company had a net loss of approximately $3.2 million in each year. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain funding from additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. It is uncertain whether we will be able to obtain such financing on satisfactory terms or at all. Our continuing losses and limited cash resources raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds in order to continue to conduct our business.  If we are unable to secure sufficient capital to fund our operating activities, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.

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

Should we seek to expand our commercialization internationally, we would be subject to international regulations, where the pricing of prescription pharmaceutical products and services and the level of government reimbursement may be subject to governmental control. In some countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct one or more clinical trials that compare the cost effectiveness of our product or product candidates to other available therapies. Conducting one or more of these clinical trials would be expensive and result in delays in the commercialization of our current and future products.

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

Our Limited Number of Staff May Affect our Ability to Conduct our Operations and Other Functions Effectively

Our future success depends on our ability to attract, retain, and motivate highly skilled management, scientific and sales personnel. As of December 31, 2023, we had only nine full-time employees. Our ability to maintain and provide services to our customers and our ability to provide the necessary support as part of any collaborations depends upon our ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in regenerative biological therapy technologies. Our current liquidity situation makes it unlikely that we will be able to hire additional personnel in the immediate future. Even assuming that we can resolve our immediate liquidity concerns, competition for such personnel is intense; we compete with pharmaceutical, biotechnology and healthcare companies with greater access to resources. Our inability to hire qualified personnel may lead to higher recruiting, relocation, and compensation costs for such personnel. These increased costs may make hiring new key personnel impractical.

We Are Substantially Dependent Upon Our Executive Officers

Our success substantially depends on the continued service of key management, in particular David E. Jorden, our Chief Executive and Financial Officer, and Peter Clausen, our Chief Scientific and Operating Officer. We currently do not maintain key person insurance on, Mr. Jorden or Dr. Clausen. The loss of Mr. Jorden or Dr. Clausen, or other key employees or executive officers, could adversely impact our ability to continue operations unless and until a replacement is identified.

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

Our Product Has Existing Competition in the Marketplace and We May Not Be Able to Compete Effectively.

In the market for biotechnology products, we face competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors. The chronic wound market has many therapies that compete with Aurix that have established habitual use patterns and provider contracts to encourage standardized use.  Furthermore, other companies have developed or are developing products that could be in direct future competition with our current product line. Biotechnology development projects are characterized by intense competition. Thus, we may not be the first to market with any newly developed products and we may not successfully be able to market these products. If we are not able to participate and compete in the regenerative biological therapy market, our financial condition will be materially and adversely affected. We may not be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staffs and more experience in commercializing products than we do. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments that will compete with our current and future products.

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

Risks Related to Our Intellectual Property and Cybersecurity

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

If We Are Unable to Protect the Confidentiality of Our Proprietary Information and Know-how, Our Competitive Position Would Be Impaired

A significant amount of our technology, especially regarding manufacturing processes, is unpatented and is maintained by us as trade secrets. The background technologies used in the development of our product candidates are known in the scientific community, and it is possible to duplicate the methods we use to create our product candidates. In an effort to protect these trade secrets, we require our employees, consultants and contractors to execute confidentiality agreements with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. The disclosure of our trade secrets would impair our competitive position.

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

Our Business May Be Adversely Impacted by Information Systems Failures or Data Breaches

We rely on information systems to process transactions, communicate with customers, manage our business, and process and maintain data and other information. We are not aware of any material losses to our business or results of operations due to information system failures, data breaches, or cybersecurity incidents. However, threats to information systems are evolving and disruptions can be caused by a variety of events, such as viruses, malicious malware, unauthorized access attempts to data, or other types of cybersecurity incidents. Such events could produce disruptions that result in an unexpected delay in operations, loss of confidential or otherwise protected information, corruption of data, and expenses related to the repair or replacement of our computer systems. We cannot be certain that our information system and cybersecurity protocols are sufficient to withstand a cybersecurity incident. The inability to maintain proper function, security, and availability of our information systems and the data maintained in those systems could interrupt our operations and could result in loss of sales or legal or regulatory claims which could adversely affect our revenues and profits or damage our reputation. We also rely on numerous third-party providers for information technology services, and we face similar risks relating to these providers. While our general insurance coverage may, subject to policy terms and conditions including deductibles, cover specific aspects of information systems and cybersecurity risks, such insurance coverage may be insufficient to cover all losses. As information system and cybersecurity risks continue to evolve, we may be required to expend additional resources to continue to enhance our information system and cybersecurity measures and to investigate and remediate any information system and cybersecurity vulnerabilities.

Data Privacy Security Failures or Breaches Could Expose Us to Regulatory and Other Liability.

We are subject to various federal and state laws governing privacy and security of personally identifiable information. Despite safeguards by us, a data privacy security failure or breach could occur as a result of unintentional or deliberate acts to obtain unauthorized access to information, or to destroy, manipulate, or sabotage data. Information system threats, failures breaches, or incidents also could result in the loss or release of personally identifiable information. A privacy or cybersecurity failure or breach could cause a loss of business, regulatory enforcement, substantial legal liability, and reputational harm. Further, the adoption of new privacy and cybersecurity laws at the federal and state level could require us to incur significant compliance costs.

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

Our Officers, Directors and Principal Stockholders Can Exert Significant Influence Over Us and May Make Decisions That Are Not in the Best Interests of All Stockholders

As of March 15, 2024, our officers and directors beneficially owned approximately 21.1% of our shares of common stock, while four other principal stockholders beneficially owned in the aggregate an additional approximately 47.0% of our shares of common stock. As a result, our officers, directors, and certain principal holders of common stock are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock, if and when it commences trading. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions Engaged in by Our Largest Stockholders, Our Directors or Officers Involving Our Common Stock May Have an Adverse Effect on the Value of Our Common Stock

Sales of our common stock by our officers, directors and principal stockholders could have the effect of lowering the price or value of our common stock. The perceived risk associated with the possible sale of a large number of shares of common stock by those stockholders could cause some of our stockholders to sell their stock, thus adversely affecting the value of our common. Our largest stockholders, directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection of management’s view of the business, which may result in some stockholders selling their shares of our common stock. These sales also could adversely affect the value of our common stock.

Volatility of Our Stock Price Could Adversely Affect Current and Future Stockholders

The market price of our common stock is likely to fluctuate widely in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors that could cause the market price to fluctuate substantially include, among others:

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. Cybersecurity

Our management recognizes the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, and violation of data privacy or similar security laws.

We have implemented an information security management system in accordance with our risk profile and business that is designed to protect the Company from cybersecurity threats. As our business operations grow, we plan to develop a more robust and detailed strategy for cybersecurity in alignment with nationally accepted standards.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats and cybersecurity incidents that could affect our information or systems,

The Board of Directors and Audit Committee oversee the management of risks by the Company’s management. The Audit Committee is responsible for reviewing the Company’s cybersecurity program and risks, as identified by our management, and the steps that our management has taken to protect against threats to the Company’s assets including information systems and data security.

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

Holders

According to information provided by the transfer agent of the Company, there were approximately 800 holders of record of our common stock as of March 15, 2024.

Dividends

We have never paid or declared cash distributions or dividends in our history, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, for reinvestment in our business.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Our common stock may be deemed a “penny stock.” The definition of penny stock under SEC rules generally includes equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document, which generally: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; and develop defines significant terms in the disclosure document or in the conduct of trading in penny stocks. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for shares of our common stock.

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

Our only current commercial offering consists of point of care technology for the safe and effective separation of autologous blood to produce a platelet-based therapy for the chronic wound care market (the "Aurix System"). The Company ceased normal operating activities effective May 1, 2019, as it awaited developments concerning Medicare coverage of the Aurix System under its National Coverage Decision (“NCD”) reconsideration request. Product sales were reinitiated in mid-2022 after the favorable NCD determination was issued in April 2021, the Aurix System supply chain was re-established, and equity capital was accessed in December 2021 via the early exercise of warrants under a warrant modification agreement.

The revenue amounts presented in these comparison sections are rounded to the nearest thousand.

Comparison of the Years Ended December 31, 2023 and 2022

Revenue and Gross Profit

Product revenues for the year ended December 31, 2023 totaled approximately $610,000 with approximately $482,000 of associated gross profit and a resulting gross margin of approximately 79%. Product revenues for the year ended December 31, 2022 totaled approximately 112,000 as re-initiation of commercial sales activity for the Aurix product began during the three months ended September 30, 2022. Gross profit for the year ended December 31, 2022 was approximately $93,000 and a resulting gross margin of 83%.

Operating Expenses

Total operating expenses increased approximately $237,000 to approximately $3,650,000 comparing the year ended December 31, 2023 to the prior full year 2022 period. The increase was attributable to increases of (i) approximately $274,000 in compensation and benefits expense as employee headcount was not constant for the two years and employees were added during the 2022 period in preparation for re-commercialization, (ii) approximately $90,000 of distributor commissions due to increased revenues, and (iii) $160,000 bad debt provision. These increases were partially offset by a decrease of approximately $277,000 in third-party professional fees.

Interest Expense, net

Interest expense, net for the years ended December 31, 2023 and December 31, 2022 of approximately $3,200 and $2,100, respectively, represents interest expense from the financing of insurance premiums.

Other Income (Expense)

Other income for the year ended December 31, 2022 primarily represents the gain of approximately $146,000 realized from the negotiated settlement of legacy accounts payable with third-party vendors including the full release of any ongoing payment liability.

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had cash and cash equivalents of approximately $0.9 million, total current assets of approximately $1.6 million and total current liabilities of approximately $0.7 million. We have a history of losses and are not currently profitable. For the years ended December 31, 2023 and 2022, we incurred net losses of approximately $3.2 million in each year. As of December 31, 2023, our accumulated deficit was approximately $29.9 million and our stockholders’ equity was approximately $1.0 million.

We maintain our cash deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses related to amounts in excess of FDIC limits.

Financing Activities

In 2022, we sold 3,957,757 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in April and May 2022 for proceeds of $3,957,757.

Additionally, in August 2022, we entered into a Common Stock and Warrant Purchase Agreement with Pacific Medical, Inc. (“Pacific Med”) for the sale and issuance of shares of common stock and warrants to purchase shares of common stock. Pursuant to the Common Stock and Warrant Purchase Agreement, Pacific Med purchased 500,000 shares of the Company’s common stock for $500,000 in September 2022.

In 2023, we sold 2,442,500 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in August and December 2023 for proceeds of $1,997,500.

Additionally, effective January 1, 2024, pursuant to the provisions of the August 2022 Common Stock and Warrant Purchase Agreement described above, we issued to Pacific Med a warrant to purchase up to 500,000 shares of common stock at a price equal to the lower of $2.00 per share or $0.56, the 20-day volume weighted average closing price per share of our common stock ending December 31, 2023. The warrant is exercisable until June 30, 2024.

Going Concern

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows used in operating activities	$(3,167,782)	$(3,706,126)
Cash flows used in investing activities	$(7,244)	$(59,992)
Cash flow provided by financing activities	$1,997,500	$4,457,757

Operating Activities

Cash used in operating activities for the year ended December 31, 2023 of approximately $3.2 million primarily reflects our net loss of approximately $3.2 million adjusted by an offsetting approximately $0.3 million net change in operating assets and liabilities and approximately $0.3 million combined total for provision for doubtful accounts, depreciation and amortization expense and stock-based compensation expense.

Cash used in operating activities for the year ended December 31, 2022 of approximately $3.7 million primarily reflects our net loss of approximately $3.2 million adjusted by (i) a non-cash gain of approximately $0.1 million from the negotiated settlement of legacy accounts payable obligations, (ii) approximately $0.1 million in total amortization of right of use assets, property and equipment depreciation, and stock-based compensation, and (iii) approximately $0.5 million net change in operating assets and liabilities.

Investing Activities

We had limited investing activities for the years ended December 31, 2023 and December 31, 2022 totaling approximately $7,000 and $60,000, respectively.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 of $2.0 million represents proceeds from two equity private placements closed in August and December 2023.

Cash flows from financing activities for the year ended December 31, 2022 reflects (i) approximately $4.0 million of proceeds raised from two equity private placements which closed in April and May 2022. and (ii) $0.5 million of proceeds from the Common Stock and Warrant Purchase Agreement with Pacific Medical, Inc. in September 2022.

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

Revenue Recognition

We analyze our revenue arrangements to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. We recognize revenues upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

We provide for the sale of our products, including disposable processing sets and supplies to customers. Revenue from the sale of products is recognized upon shipment of products to the customers. We do not maintain a reserve for returned products, as in the past those returns have not been material and are not expected to be material in the future.

Stock-Based Compensation

We recognize expense in the consolidated statements of operations for the fair value of all stock-based compensation to key employees, non-employee directors and advisors, generally in the form of stock options and stock awards. We use the Black-Scholes option valuation model to estimate the fair value of stock options on the grant date. Compensation cost is amortized on a straight-line basis over the vesting period for each respective award. We account for any forfeitures as they occur.

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

Beginning in mid-2019, we ceased ongoing operational activities and terminated all our financial accounting and reporting resources as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. When we re-started commercial operations in 2022 and as disclosed in Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company had not hired and did not maintain a sufficient complement of accounting and financial reporting resources. The lack of sufficient accounting and financial reporting resources also prevented the Company from maintaining appropriately designed, and monitoring the effectiveness of, internal control over financial reporting.

Remediation Plan

Beginning in 2022, the Company engaged outside consultants to assist with various accounting and financial reporting matters and will continue assessing the need for hiring additional internal accounting and third-party financial reporting resources.  As we continue to obtain additional financial resources and as we continue to increase our operating activity, management, under the oversight of the Audit Committee of the Board of Directors, will continue to implement measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses, namely, to identify and engage, through internal hiring and the use of external third parties, a sufficient complement of accounting and financial reporting resources and to periodically assess the design and operating effectiveness of our internal controls.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will continue to require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Set forth below is information regarding the directors and executive officers of the Company. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

David E. Jorden	61	Chief Executive and Financial Officer; Director

C. Eric Winzer	67	Independent Director

Scott M. Pittman	65	Independent Director

Paul D. Mintz, MD	75	Independent Director

Peter A. Clausen	59	Chief Scientific and Operating Officer

David E. Jorden has been Chief Executive and Financial Officer of the Company since July 1, 2016 after serving as Acting Chief Executive Officer beginning January 2016 and Acting Chief Financial Officer effective May 2015. Mr. Jorden also serves as Secretary of the Company. He has served as a director since October 2008. Mr. Jorden is also presently serving since June 2013 as Chief Executive Officer for Nanospectra Biosciences, Inc., a private company developing nanoparticle directed photothermal ablation technology of solid tumors. From 2003 to 2008, he was with Morgan Stanley’s Private Wealth Management group where he was responsible for equity portfolio management. Prior to Morgan Stanley, Mr. Jorden served as Chief Financial Officer for Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications. Mr. Jorden was previously a principal with Fayez Sarofim & Co. Mr. Jorden has a MBA from Northwestern University’s Kellogg School and a B.B.A. from University of Texas at Austin. He is a Chartered Financial Analyst and previously held a Certified Public Accountant designation.

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

Paul D. Mintz, MD has served as a director since April 7, 2017. Dr. Mintz is a consultant in the fields of transfusion medicine and other biotherapies. Until April 2024, he served as Senior Vice President and Chief Medical Officer of Verax Biomedical, Inc., (Verax Biomedical). Prior to joining Verax Biomedical in early 2016, Dr. Mintz served as Director, Division of Hematology Clinical Review, Office of Blood Research and Review, Center for Biologics Evaluation and Research of the U.S. Food and Drug Administration from 2011 to 2016. Prior to that, for more than 30 years, Dr. Mintz was a member of the faculty of the University of Virginia, School of Medicine, where he was a tenured Professor of Pathology and Internal Medicine. He also served as Vice-Chair of Pathology and Chief of the Division of Clinical Pathology, and as Medical Director of the Clinical Laboratories and Transfusion Medicine Services at the University of Virginia Health System. In addition, Dr. Mintz served as Co-Medical Director of Virginia Blood Services. He served as a director of Immucor, Inc. (BLUD) from 2009 to 2011. Dr. Mintz is a former President of the American Association of Blood Banks (now the Association for the Advancement of Blood and Biotherapies), or AABB, served on AABB’s Board of Directors for nine years, and chaired and was a member of numerous AABB committees. He has also served as a member of the Board of Trustees of the National Blood Foundation. A recipient of a Transfusion Medicine Academic Award from the National Heart, Lung and Blood Institute, Dr. Mintz was an inaugural inductee into the National Blood Foundation Hall of Fame. He has served as a member of the Medicare Coverage Advisory Committee of CMS. Dr. Mintz is author or co-author of more than 100 articles and editorials spanning clinical practice, blood safety and the evaluation of new transfusion medicine technologies and has designed and served as principal investigator for numerous clinical trials. He is the sole editor of all three editions of Transfusion Therapy: Clinical Principles and Practice (AABB Press) and has served on several journal editorial boards. Dr. Mintz earned his BA with High Distinction in Philosophy from the University of Rochester and received his MD with Honors from the University of Rochester, School of Medicine.

Dr. Mintz was chosen to serve as a director of the Company based in part on his recognized expertise in clinical practice, his extensive involvement in transfusion medicine, transfusion-related clinical trials, and regulatory leadership experience.

Peter A. Clausen has been our Chief Scientific and Operating Officer since January 1, 2022. He previously was appointed as the Chief Scientific Officer in March 2014 and served in that position until December 31, 2019. He originally joined the Company in September 2008 and has more than 20 years of experience in the biotechnology industry. Dr. Clausen served as a Senior Product manager within the orthobiologics division at Arthrex Inc. from March 2020 to October 2021 where he was responsible for the development and launch of autologous biologics used to treat inflammatory mediated connective tissue disease. Prior to originally joining the Company, he was a founding member and Vice President of Research and Development at Marligen Bioscience, where he developed and commercialized innovative genomic and protein analysis products for the life sciences market. Dr. Clausen was the Manager of New Purification Technologies at Life Technologies and the Invitrogen Corporation. He also has significant experience within the commercial biotechnology industry developing peptide and small molecule therapeutics for application in the areas of inflammatory mediated disease and stem cell transplantation. He completed his post-doctoral training at the Laboratory of Molecular Oncology at the National Cancer Institute where his research efforts focused in the areas of oncology, hematopoiesis, and gene therapy. Dr. Clausen earned Ph.D. in Biochemistry from Rush University in Chicago and a Bachelor of Science degree in Biochemistry from Beloit College.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.

Based solely on a review of the Section 16 reports filed electronically with the SEC and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2023, all Section 16(a) reports required to be filed by its officers, directors, and greater than ten percent beneficial owners were timely filed; except that a report covering one transaction by Charles Sheedy, a beneficial owner of greater than ten percent of our common stock, was filed one day late.

ITEM 11. Executive Compensation

This following table presents information regarding compensation paid to our named executive officers for the fiscal years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option and Equity Awards (1)		All Other Compen- sation	Total

David E. Jorden	2023	$225,000	(2)	$-	$-		$-	$225,000
Chief Executive and Chief Financial Officer	2022	$168,750		$-	$1,786	(3)	$-	$170,536

Peter A. Clausen	2023	$225,000	(4)	$-	$-		$-	$225,000
Chief Scientific Officer and Chief Operating Officer	2022	$210,000		$-	$3,247	(5)	$-	$213,247

(1)

Represents the grant date fair value of the common stock options issued during the fiscal year indicated, calculated in accordance with FASB ASC Topic 718. The warrant fair value was estimated using the assumptions detailed in Note 2 - Liquidity and Summary of Significant Accounting Principles to the Company’s consolidated financial statements included in this Annual Report.  The fair value of the common stock issued was based on the trading price of the stock on the date of issuance.

(2)	Effective April 1, 2022, the Board established Mr. Jorden’s annual salary as $225,000.

(3)	On March 4, 2022, Mr. Jorden was granted 125,000 immediately exercisable options at an exercise price of $0.75.

(4)	Effective January 1, 2022, the Board established Dr. Clausen’s paid annual salary as $180,000 and subsequently adjusted his annual salary to $225,000 effective May 1, 2022.

(5)	On March 4, 2022, Dr. Clausen was granted 275,000 options at an exercise price of $0.75 of which one-third were immediately exercisable and the balance vesting quarterly over 3 years.

Employment Agreements

On May 9, 2022, the Company entered into an employment agreement effective April 1, 2022 with David Jorden, the Company’s Chief Executive and Financial Officer. The employment agreement provides for a base salary to Mr. Jorden of Two Hundred Twenty-Five Thousand Dollars ($225,000) per year and, as determined by the Compensation Committee, an annual bonus of up to 50% of such base salary. The employment agreement with Mr. Jorden also provides, upon certain circumstances, for a severance payment to him of twelve months base salary as in effect at the time upon termination of services, including due to a change in control of the Company. The terms of the employment agreement with Mr. Jorden contain other customary provisions.

On May 9, 2022, the Company also entered into an employment agreement effective January 1, 2022 with Peter Clausen, the Company’s Chief Scientific Officer and Chief Operating Officer. The employment agreement provides for a base salary to Dr. Clausen as of May 1, 2022 of Two Hundred Twenty-Five Thousand Dollars ($225,000) per year and, as determined by the Compensation Committee, an annual bonus of up to 50% of such base salary. Effective January 1, 2024, Dr. Clausen voluntarily reduced his salary by $15,000 to enable a salary increase for other Company employees. The Company anticipates that Dr. Clausen’s voluntary salary reduction will continue until the Company becomes cash flow positive. The employment agreement with Dr. Clausen also provides, upon certain circumstances, for a severance payment to him of twelve months base salary as in effect at the time upon termination of services, including due to a change in control of the Company. The terms of the employment agreement with Dr. Clausen contain other customary provisions.

The descriptions above of the employment agreements for Mr. Jorden and Dr. Clausen are qualified by reference to the actual employment agreements, copies of which are incorporated by reference as exhibits to this Annual Report.

The Company does not provide any pension plans/benefits or nonqualified deferred compensation.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2023.

Outstanding Equity Awards at December 31, 2023

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

David E. Jorden	162,500	(1)	-	$1.00	6/30/2026
	192,710	(2)	-	$0.40	8/8/2025
	125,000	(3)	-	$0.40	12/31/2025
	66,672	(4)	-	$0.50	03/03/2032
	125,000	(5)	-	$0.75	03/03/2032

Peter A. Clausen	183,853	(2)	-	$0.40	8/8/2025
	81,250	(3)	-	$0.40	12/31/2025
	43,228	(4)	-	$0.50	03/03/2032
	275,000	(6)	76,389	$0.75	03/03/2032

(1)	62,500 vested immediately upon the January 9, 2017 date of grant, 50,000 vested on March 31, 2017, and 50,000 vested on December 31, 2017.

(2)	Fully vested upon the August 9, 2018 date of grant in settlement of $77,083 and $73,541 of accrued compensation liabilities for Mr. Jorden and Dr. Clausen, respectively.

(3)	Fully vested upon the March 4, 2022 date of grant in settlement of $50,000 and $32,500 of accrued compensation liabilities for Mr. Jorden and Dr. Clausen, respectively.

(4)	Fully vested upon the March 4, 2022 date of grant in settlement of $33,336 and $21,614 of accrued compensation liabilities for Mr. Jorden and Dr. Clausen, respectively.

(5)	Fully vested upon the March 4, 2022 date of grant.

(6)	One-third vested immediately upon the March 4, 2022 date of grant and the remainder vest quarterly over three years.

Potential Payments Upon Termination or Change of Control

The employment agreements of each of Mr. Jorden and Dr. Clausen provides, upon certain circumstances, for a severance payment of twelve months of his base salary as in effect at the time upon termination of services, including due to a change in control of the Company.

Director Compensation in 2023

The Company did not pay any cash or non-cash compensation to our non-executive directors for the fiscal year ended December 31, 2023.

Effective May 1, 2019, concurrent with the Company's decision to then furlough its remaining employees, the Board ceased its cash fees for its service and has not since reinstituted such fees.

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

As of March 15, 2024

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Class
Directors and Named Executive Officers
David E. Jorden (2)	2,647,240	5.9%
C. Eric Winzer (3)	365,729	*
Scott M. Pittman (4)	5,401,054	12.1%
Paul D. Mintz (5)	257,916	*
Peter A. Clausen (6)	1,096,995	2.5%
All Directors and Executive Officers as a Group (5 persons) (7)	9,768,934	21.1%
Principal Stockholders
Charles E. Sheedy (8)	11,215,865	25.4%
Boyalife Asset Holding II, Inc. (9)	4,900,000	11.1%
Deerfield Management (10)	2,183,164	4.9%
Paul Anthony Jacobs (11)	2,500,000	5.7%

*	Less than 1%
(1)	Based on 44,251,516 shares of common stock outstanding.
(2)	Includes 671,882 shares issuable upon exercise of options.
(3)	Includes 340,729 shares issuable upon exercise of options.
(4)	Includes 357,709 shares issuable upon exercise of options.
(5)	Represents shares issuable upon exercise of options.
(6)	Includes 522,320 shares issuable upon exercise of options.
(7)	Includes 2,150,556 shares issuable upon the exercise of options.
(8)

Based upon information available to the Company and information contained in a Schedule 13D/A filed with the SEC on July 5, 2022 with respect to the beneficial ownership of shares of common stock as of July 5, 2022. According to the Schedule 13D/A, Mr. Sheedy shares voting and dispositive power with respect to 3,365 shares held in trusts for the benefit of Mr. Sheedy’s children. The mailing address of Mr. Sheedy is Two Houston Center, Suite 2907, 909 Fannin Street Houston, TX 77010.

(9)

Based upon information available to the Company and information contained in a Schedule 13D/A filed with the SEC on September 21, 2017 with respect to the beneficial ownership of shares of common stock as of September 11, 2017. The mailing address of Boyalife Asset Holding II, Inc. is 2711 Citrus Road, Sacramento, CA 95742.

(10)

Based upon information contained in a Schedule 13G/A filed with the SEC on February 12, 2024 with respect to the beneficial ownership of shares of common stock as of December 31, 2023. According to the Schedule 13G/A, Deerfield Mgmt, L.P., Deerfield Management Company, L.P. James E. Flynn (together, “Deerfield Management”) share voting and dispositive power of 2,183,164 shares comprised of 1,016,934 shares held by Deerfield Private Design Fund II, L.P. and 1,166,230 shares held by Deerfield PDI Financing II, L.P. The mailing address of the persons associated with Deerfield Management is 345 Park Avenue South, 12th Floor, Attn: Legal Department, New York, NY 10010.

(11)

Based upon information contained in a Schedule 13G filed with the SEC on February 14, 2024 with respect to the beneficial ownership of shares of common stock as of December 31, 2023. According to the Schedule 13G, Paul Anthony Jacobs has combined sole and shared voting and dispositive power of 2,500,000 shares comprised of 2,250,000 shares held by Paul Anthony Jacobs and Nancy E. Jacobs Joint Trust and 250,000 shares held by P. Anthony Jacobs IRA. The mailing address of Mr. Jacobs is 5434 E. Lincoln Drive, Colonia Miramonte #28, Paradise Valley, AZ 85253

Securities Authorized for Issuance under Equity Compensation Plans

During the period covered by this Form 10-K and currently, the sole equity compensation plan of the Company has been the Nuo Therapeutics, Inc. 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). Refer to Note 6 - Equity and Stock-Based Compensation in the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our equity compensation plans and arrangements.

The following table sets forth information regarding the Omnibus Plan as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,189,167	$0.64	1,060,833
Equity compensation plans not approved by security holders	—	$—	—
Total	3,189,167	$0.64	1,060,833

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Except as set forth below, we were not involved in any related person transactions since the beginning of 2022, and we are not involved in any related person transaction currently, that is required to be disclosed under Item 404(d) of Regulation S-K.

2022 Private Placement

On April 29, 2022, the Company entered into a Securities Purchase Agreement, dated as of April 11, 2022, with certain accredited investors for the sale of 3,550,000 shares of the Company’s common stock at a price of $1.00 per share for proceeds of $3,550,000 (the “Private Placement”). The closing of the Private Placement also occurred on April 29, 2022.

The investors in the Private Placement included David E. Jorden, the Chief Executive and Financial Officer and a member of the Board of Directors of the Company, Scott M. Pittman, a member of the Board of Directors of the Company, Peter A. Clausen, the Chief Scientific Officer and Operating Officer of the Company, and Charles E. Sheedy, a principal stockholder of the Company. Messrs. Jorden, Pittman, Clausen, and Sheedy invested $10,532, $100,000, $25,000, and $804,868, respectively, in the Private Placement.

2023 Private Placements

On August 1, 2023, the Company entered into a Securities Purchase Agreement, dated as of July 26, 2023, with certain accredited investors for the sale of 517,500 shares of the Company’s common stock at a price of $2.00 per share for proceeds of $1,035,000 (the “August Private Placement”). The closing of the August Private Placement also occurred on August 1, 2023. The investors in the August Private Placement included Scott M. Pittman, a member of the Board of Directors of the Company, Peter A. Clausen, the Chief Scientific and Operating Officer of the Company, and Charles E. Sheedy, a principal stockholder of the Company. Messrs. Pittman, Clausen, and Sheedy invested $200,000, $50,000, and $125,000, respectively, in the August Private Placement.

On December 18, 2023, the Company entered into a Securities Purchase Agreement, dated as of December 7, 2023, with certain accredited investors for the sale of 1,925,000 shares of the Company’s common stock at a price of $0.50 per share for proceeds of $962,500 (the “December Private Placement” and together with the August Private Placement, the “2023 Private Placements”). The closing of the December Private Placement occurred on December 19, 2023. The investors in the December Private Placement included Scott M. Pittman, a member of the Board of Directors of the Company, Peter A. Clausen, the Chief Scientific and Operating Officer of the Company, and Charles E. Sheedy, a principal stockholder of the Company of the Company. Messrs. Pittman, Clausen, and Sheedy invested $300,000, $10,000, and $75,000, respectively, in the December Private Placement.

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

ITEM 14. Principal Accounting Fees and Services

Since August 9, 2018, Marcum LLP (“Marcum”) has been our independent registered public accounting firm. GBH CPAs, PC (“GBH”) previously was our independent registered public accounting firm from September 27, 2017 until GBH combined its practice with Marcum effective July 1, 2018. The following table presents fees for professional services rendered by our principal accountants for the fiscal years 2023 and 2022:

	2023	2022
Audit Fees (1)	$155,000	110,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

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

10.2	Securities Purchase Agreement entered into August 1, 2023 (previously filed on August 3, 2023 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)
10.3	Securities Purchase Agreement entered into December 18, 2023 (previously filed on December 20, 2023 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)
10.4

Employment Agreement between David Jorden and Nuo Therapeutics, Inc. dated May 9, 2022 (previously filed on May 16, 2022 as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and incorporated by reference herein)*

10.5

Employment Agreement between Peter Clausen and Nuo Therapeutics, Inc. dated May 9, 2022 (previously filed on May 16, 2022 as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and incorporated by reference herein)*

10.6

2016 Omnibus Incentive Compensation Plan, as amended and restated (previously filed on April 15, 2022 as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K and incorporated by reference herein)*

10.7

Form of Option Award under the 2016 Omnibus Incentive Compensation Plan, as amended and restated (previously filed on April 17, 2023 as Exhibit 10.5 to the registrant’s Annual Report on Form 10-K and incorporated by reference herein)*

10.8

Form of Indemnification Agreement (previously filed on November 13, 2014, as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 and incorporated by reference herein)*

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

NUO THERAPEUTICS, INC.

Date: April 19, 2024	By:	/s/ David E. Jorden
David E. Jorden
Chief Executive and Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 19, 2024	/s/ David E. Jorden
David E. Jorden
Chief Executive and Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: April 19, 2024	/s/ Paul D. Mintz
Paul D. Mintz
Director

Date: April 19, 2024	/s/ C. Eric Winzer
C. Eric Winzer
Director

Date: April 19, 2024	/s/ Scott M. Pittman
Scott M. Pittman
Director

NUO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Nuo Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuo Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas
April 19, 2024

Nuo Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$928,681	$2,051,208
Restricted cash	-	55,000
Accounts receivable, net	250,703	92,320
Inventory, net	209,589	240,005
Prepaid expenses and other current assets	174,471	196,378
Total current assets	1,563,444	2,634,911

Property and equipment, net	45,082	53,165
Operating lease right of use assets	269,354	359,284
Total assets	$1,877,880	$3,047,360

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$394,518	$397,703
Accrued expenses	188,622	123,275
Current portion of operating lease liabilities	91,387	79,453
Total current liabilities	674,527	600,431

Non-current portion of operating lease liabilities	164,205	255,592
Total liabilities	838,732	856,022

Commitments and contingencies (Note 8)

Stockholders' Equity
Common stock; $0.0001 par value; 100,000,000 shares authorized; 44,241,516 and 41,799,016 shares issued and outstanding at December 31, 2023 and 2022, respectively	4,424	4,180
Additional paid-in capital	30,970,965	28,951,963
Accumulated deficit	(29,936,241)	(26,764,805)
Total stockholders' equity	1,039,148	2,191,338
Total liabilities and stockholders' equity	$1,877,880	$3,047,360

See accompanying notes to consolidated financial statements

Nuo Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2023	2022
Revenue
Product sales	$608,525	$112,250
Total revenue	608,525	112,250

Costs of sales	126,092	19,214
Gross profit	482,433	93,036

Operating expenses
Selling, general and administrative	3,650,707	3,413,630
Total operating expenses	3,650,707	3,413,630

Loss from operations	(3,168,274)	(3,320,594)

Other income (expense)
Interest expense, net	(3,162)	(2,103)
Gain on settlement of legacy accounts payable obligations	-	146,438
Other income	-	4,523

Loss before benefit for income taxes	(3,171,436)	(3,171,736)

Net loss	$(3,171,436)	$(3,171,736)

Net loss per share – basic and diluted	$(0.08)	$(0.08)

Weighted average shares outstanding – basic and diluted	42,077,811	40,001,089

See accompanying notes to consolidated financial statements

Nuo Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2023 and 2022

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2021	37,124,205	$3,713	$24,382,195	$(23,593,069)	$792,839

Share-based compensation expense	-	-	9,145	-	9,145
Issuance of options to settle related party compensation liabilities	-	-	103,333	-	103,333
Issuance of common shares	3,957,757	396	3,957,361	-	3,957,757
Issuance of common shares, participation right and contingent warrant	500,000	50	499,950	-	500,000
Exercise of warrants	217,054	21	(21)	-	-
Net loss	-	-	-	(3,171,736)	(3,171,736)
Balance, December 31, 2022	41,799,016	4,180	28,951,963	(26,764,805)	2,191,338
Share-based compensation expense	-	-	21,746	-	21,746
Issuance of common shares	2,422,500	244	1,997,256	-	1,997,500
Net loss	-	-	-	(3,171,436)	(3,171,436)
Balance, December 31, 2023	44,241,516	$4,424	$30,970,965	$(29,936,241)	$1,039,148

See accompanying notes to consolidated financial statements

Nuo Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,171,436)	$(3,171,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,746	9,145
Provision for credit losses	160,000	-
Write-off of expired inventory	16,074	-
Gain on settlement of accounts payable	-	(146,438)
Depreciation of property and equipment	15,327	6,827
Amortization of operating lease right of use assets	89,931	67,255
Changes in operating assets and liabilities:
Accounts receivable, net	(318,383)	(92,320)
Inventory, net	14,343	(240,005)
Prepaid expenses and other current assets	21,907	(145,029)
Accounts payable	(3,185)	17,584
Accrued liabilities	65,347	80,086
Operating lease liabilities	(79,452)	(91,494)
Net cash used in operating activities	(3,167,782)	(3,706,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,244)	(59,992)
Net cash used in investing activities	(7,244)	(59,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock, participation right, and contingent warrant	1,997,500	4,457,757
Net cash provided by financing activities	1,997,500	4,457,757

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,177,527)	691,639
Cash and cash equivalents, beginning of period	2,106,208	1,414,569
Cash and cash equivalents, end of period	$928,681	$2,106,208

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$2,051,208	$1,414,569
Restricted cash	55,000	-
Cash, cash equivalents, and restricted cash, beginning of period	$2,106,208	$1,414,569

Cash and cash equivalents	$928,681	$2,051,208
Restricted cash	-	55,000
Cash, cash equivalents, and restricted cash, end of period	$928,681	$2,106,208

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$4,003	$2,268

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of options to settle accrued compensation liabilities	$-	$103,333
ROU assets and lease liabilities established at inception of lease	$-	$426,538

See accompanying notes to consolidated financial statements

NUO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. In 1999, Autologous Wound Therapy, Inc., an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, Autologous Wound Therapy, Inc. changed its name to Cytomedix, Inc. (“Cytomedix”). In 2001, Cytomedix, filed for bankruptcy from which it emerged in 2002 under a Plan of Reorganization. In September 2007, Cytomedix received 510(k) clearance for the Aurix System (“Aurix”), formerly known as the AutoloGel™ System, from the U. S. Food and Drug Administration (“FDA”). In April 2010, Cytomedix acquired the Angel Whole Blood Separation System (“Angel”) and the Angel Business, from Sorin Group USA, Inc. In February 2012, Cytomedix, acquired Aldagen, Inc. (“Aldagen”), a privately held developmental cell-therapy company located in Durham, NC. In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, Nuo filed for and emerged from bankruptcy under Chapter 11. Effective May 1, 2019, we furloughed our remaining employees and ceased standard operational activities as we awaited developments concerning our reconsideration request with the Centers for Medicare & Medicaid Services (“CMS”) regarding Medicare coverage for Aurix.  Based on a favorable National Coverage Determination (“NCD”) issued in April 2021, we initiated restart activities for the business beginning in October 2021.  Aldagen is a non-operational, wholly owned subsidiary of Nuo.

Note 2 –Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021 CMS issued an NCD establishing national reimbursement coverage for Aurix when used in chronic non-healing wounds where a diabetes clinical diagnosis exists for the patient. During the year ended December 31, 2023, the Company raised proceeds of $1,997,500 from the sale of common stock to certain accredited investors in two private placement which closed in August and December 2023. During the year ended December 31, 2022, the Company raised proceeds of $4,457,757 from the sale of common stock, participation right, and contingent warrant to certain accredited investors in three separate equity private placements which closed in April, May, and September 2022.

We have incurred, and continue to incur, recurring losses and negative cash flows.  As of December 31, 2023, we have an accumulated deficit of approximately $29.9 million and cash and cash equivalents on hand of approximately $0.9 million.

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

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months that our current resources and projected revenue from sales of Aurix products are insufficient to support our operations for the next 12 months.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at December 31, 2023 and December 31, 2022 are listed below.

	December 31, 2023	December 31, 2022

Customer A	21%	0%
Customer B	12%	0%
Customer C	0%	19%
Customer D	10%	17%
Customer E	0%	16%
Customer F	*	14%
Customer G	0%	12%

*  less than 10%

Revenue from significant customers exceeding 10% of total revenues for the years ended December 31, 2023 and December 31, 2022 is listed below. All our revenue in both years was generated within the U.S.

	Year Ended December 31, 2023	Year Ended December 31, 2022

Customer C	0%	14%
Customer D	12%	14%
Customer E	0%	13%
Customer F	0%	11%
Customer H	10%	0%
Customer I	*	13%

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

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $0.9 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at December 31, 2023. We maintain our cash in the form of money market deposit accounts with financial institutions that we believe are credit worthy. We maintained no cash equivalents as of December 31, 2023 or 2022. As of December 31, 2022, $55,000 of cash was considered as restricted as it collateralized a corporate credit card.

Accounts Receivables, net

We generate accounts receivables from the sale of the Aurix products and accounts receivable as of December 31, 2023 reflects customer receivables from commercial sales activities since the re-initiation of such activities beginning in the three months ended September 30, 2022.

We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for credit losses when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. During the year ended December 31, 2023, we established a provision for credit losses of $160,000. As of December 31, 2023, the allowance for credit losses was approximately $32,400. At December 31, 2022, we did not maintain an allowance for credit losses as it was not considered necessary based on the recent initiation of commercial sales.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of December 31, 2023, our inventory consisted of approximately $150,000 of finished goods inventory and approximately $60,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2022, our inventory consisted of approximately $157,000 of finished goods inventory and approximately $83,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we will record the associated expense for this reserve to cost of sales in the consolidated statements of operations. As of December 31, 2023, we established an allowance for expired inventory of approximately $16,000. As of December 31, 2022, we did not maintain an allowance for inventory obsolescence as it was not considered necessary based on the recent initiation of commercial sales and the relatively recent vintage of product inventory.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. Tax rate changes are reflected in income during the period such changes are enacted. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. The Company expects that recent tax law changes contained in the Inflation Reduction Act and CHIPS Act will not have a material impact on its provision for income taxes.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no material penalties and interest incurred in 2023 and 2022.

Basic and Diluted Loss per Share

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

The following table provides a reconciliation of the numerator and denominators used in the calculation of basic and diluted loss per share for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022

Net Loss – basic and diluted	$(3,171,436)	$(3,171,736)

Weighted average shares outstanding – basic and diluted	42,077,811	40,001,089

Net Loss per Share – basic and diluted	$(0.08)	$(0.08)

The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
Options	3,189,167	3,376,667
Warrants	450,000	450,000
Financing Participation Right and Contingent Warrant	500,000	500,000
Performance Shares	300,000	300,000
	4,439,167	4,626,667

Reclassifications

Certain amounts as of December 31, 2022 in Note 4 - Accrued Liabilities have been reclassified to conform to the current year presentation.

Recent Accounting Developments

In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022

Medical equipment	$387,665	$387,665
Office/warehouse equipment	43,919	40,026
Warehouse/production equipment	23,317	19,966
	454,901	447,657
Less accumulated depreciation	(409,819)	(394,492)
Property and equipment, net	$45,082	$53,165

Depreciation expense was $15,327 and $6,827, respectively, for the years ended December 31, 2023 and December 31, 2022. None of the Company's long-lived assets were deemed to be impaired during the years ended December 31, 2023 and 2022.

Note 4 — Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2023	2022

Accrued vacation payable	$68,538	$100,625
Accrued commissions payable	82,400	18,316
Accrued professional fees	19,400	-
Other payables	18,284	4,334
Total accrued liabilities	$188,622	$123,275

Note 5 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of December 31, 2023 and 2022:

Description	December 31, 2023	December 31, 2022

2022 Sales incentive warrants	450,000	450,000

Total	450,000	450,000

During the year ended December 31, 2022, the Company issued two warrants to purchase (i) 250,000 shares of common stock at an exercise price of $1.00 per share and expiring December 31, 2027 and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and expiring December 31, 2028 to a distribution partner under an agreement whereby the warrants are exercisable subject to the distributor attaining certain performance goals set forth in the warrants based upon exceeding sales quota revenues for calendar years 2023 through potentially 2025. The aggregate intrinsic value for 2022 sales incentive warrants as of December 31, 2023 was zero. Additionally, the Company agreed to issue certain additional warrants to acquire up to 500,000 shares of common stock to the same distribution partner where the issuance of the warrant is contingent upon future financing events and are not reflected in the above table. See Note 6 – Equity and Stock-Based Compensation for further information.

Note 6 – Equity and Stock-Based Compensation

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

2022 Private Placement Equity Issuances

The Company sold 3,957,757 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in April and May 2022 for proceeds of $3,957,757.  Certain related parties including a principal shareholder, members of the Board of Directors, and members of senior management invested an aggregate of $940,400 in the April 2022 private placement transaction.

Pacific Medical Common Stock and Warrant Purchase Agreement

In August 2022, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Agreement”) with Pacific Medical, Inc. (“Pacific Med”) for the sale and issuance of shares of common stock and warrants to purchase shares of common stock. Pacific Med is the exclusive distributor for the Aurix System product within a territory that covers the states of Washington, Oregon, Idaho, Montana, Wyoming, most of California, the northern half of Nevada, plus Alaska.

Pursuant to the Agreement, Pacific Med purchased 500,000 shares of the Company’s common stock for $500,000. As part of the purchase of common stock, the Company agreed to grant to Pacific Med the right to participate in any future financing by the Company through December 31, 2023 (the “Participation Rights”) in connection with a listing of our common stock on a national securities exchange. The Participation Rights entitle Pacific Med to purchase up to 500,000 shares of common stock upon substantially the same terms, conditions, and price provided for in such financing. In the event such a financing did not occur by December 31, 2023, the Company agreed to issue Pacific Med a warrant with a January 1, 2024 issuance date and exercisable until June 30, 2024, to purchase up to 500,000 shares of Common Stock at a price equal to the lower of $2.00 per share or the 20-day volume weighted average closing price per share ending December 31, 2023 (the “Contingent Warrant”). The Contingent Warrant was issued on January 1, 2024 with an exercise price of $0.56 per share. The common stock, Participation Rights, and Contingent Warrant are equity classified.

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under its existing sales and distribution arrangement, the Company also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitles Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share (the “First Warrant”) upon Pacific Med attaining certain performance goals set forth in the First Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2023 and/or 2024. The second warrant entitles Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share (the “Second Warrant”) upon Pacific Med attaining certain performance goals set forth in the Second Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2024 and/or 2025. The First Warrant will expire December 31, 2027 and the Second Warrant will expire December 31, 2028. The fair value of the First Warrant and Second Warrant at the date of issuance was approximately $434,000 and $345,000, respectively, based on a Black-Scholes option pricing model. As the exercisability of the two warrants was not considered probable as of December 31, 2023 or 2022, there was no recognition of stock-based compensation expense for the years then ended. When exercisability is determined to be probable, the issuance date fair value of the warrant earned through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance. The Company also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the shares is not considered probable as of December 31, 2023, there was no expense recognition for the year ended December 31, 2023. When issuance is determined to be probable, the issuance date fair value of the shares through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance.

2023 Private Placement Equity Issuances

The Company sold 2,442,500 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in August and December 2023 for proceeds of $1,997,500.  Certain related parties including a principal shareholder, a member of the Board of Directors, and a member of senior management invested an aggregate of $760,000 in the two 2023 private placement transactions.

Stock-Based Compensation

In July 2016, the Board of Directors approved the Company’s 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), and in August 2016, the Board amended such plan to include an evergreen provision, intended to increase the maximum number of shares issuable under the Omnibus Plan on the first day of each fiscal year (starting on January 1, 2017) by an amount equal to six percent (6%) of the shares reserved as of the last day of the preceding fiscal year, provided that the aggregate number of all such increases may not exceed 1,000,000 shares. In November 2016, holders of a majority of our capital stock approved the 2016 Omnibus Plan, as amended and restated, which provides for the Company to grant equity and cash incentive awards to officers, directors and employees of, and consultants to, the Company and its subsidiaries. Further, in March 2022, the Board approved an amendment to the 2016 Omnibus Plan to increase the shares available under to Plan to 4,250,000 and remove the annual evergreen provision, which was approved by the holders of a majority of our common stock outstanding, and which became effective in June 2022.

A summary of stock option activity under the 2016 Omnibus Plan during the two years ended December 31, 2023 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2022	1,355,001	$0.52	3.90
Granted	2,021,666	0.73	10.00
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at January 1, 2023	3,376,667	$0.64	6.70
Granted	100,000	0.70	10.00
Exercised	-	-	-
Forfeited or expired	(287,500)	(0.75)	-
Outstanding at December 31, 2023	3,189,167	$0.64	5.69
Exercisable at December 31, 2023	2,724,861	$0.61	5.09

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

During the year ended December 31, 2023, there were 100,000 incentive stock options granted to an employee under the 2016 Omnibus Plan. The fair value of the options vesting over three years was approximately $53,500.

The aggregate intrinsic value for outstanding and exercisable options as of December 31, 2023 was approximately $178,000.

For the years ended December 31, 2023 and 2022, the Company recorded total stock-based compensation expense of $21,746 and $9,145, respectively. As of December 31, 2023, there was approximately $74,000 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized prior to year end 2026.

Note 7 — Income Taxes

Income tax expense (benefit) for the years ended December 31, 2023 and 2022 consisted of the following:

	Year ended December 31,
	2023	2022

Current provision (benefit)
Federal	$-	$-
State	-	-
	-	-
Deferred provision (benefit)
Federal	360,354	396,083
State	20,241	(1,987,646)
	380,595	(1,591,563)

Change in valuation allowance	(380,595)	1,591,563

Consolidated provision (benefit)	$-	$-

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards and credits	$40,945,364	$41,262,032
Property, equipment, intangible assets, and other	297,666	353,310
Stock-based compensation	12,643	20,926
	41,255,673	41,636,268

Deferred tax liabilities	-	-

Valuation allowance	(41,255,673)	(41,636,268)

Net deferred tax assets	$-	$-

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company's effective tax rate:

	Year ended December 31,
	2023	2022

Federal tax rate	(21.0)%	(21.0)%
State tax rate, net of Federal benefit	(6.5)%	(6.5)%
Change in valuation allowance	(12.0)%	50.2%
Permanent differences and other	32.6%	(22.7)%

Effective tax rate	6.9%	0.0%

The Company has Federal net operating loss carry-forwards of approximately $158.1 million as of December 31, 2023. The Federal net operating loss carry-forwards are subject to annual limitation under Section 382 of the Internal Revenue Code as a result of the Company’s emergence from bankruptcy in 2016 as well as due to other changes in ownership subsequent to such emergence; any such limitation reduces the Company's ability to use its net operating loss carryforwards to offset future taxable income on an annual basis and may permanently reduce the Company’s ability to use such net operating loss carryforwards. Federal net operating loss carryforwards generated before 2018 have a 20-year life and expire through 2028, while net operating loss carryforwards generated after 2017 have an indefinite life.  The Company has not filed its required state income tax returns since 2017 and intends to file all required state returns within the next 12-18 months.  The Company has provided a full valuation allowance against its net deferred tax assets as it is more likely than not that those net assets will not be realized.  The Company does not believe that it has any uncertain income tax positions.

Note 8 – Commitments and Contingencies

In January 2022, the Company entered into a commercial operating lease agreement for its office space in Florida, expiring on December 31, 2024. The lease requires the Company to pay for its insurance, taxes, and its share of common operating expenses. The lease resulted in recognition of right of use assets and lease liabilities of $89,312, using a discount rate of 10%. The lease was cancellable by the landlord at any time prior to December 31, 2022 based on certain capital raising contingencies which the Company met in April 2022.

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

Total operating lease costs were approximately $158,000 and $128,000 for the years ended December 31, 2023 and December 31, 2022, respectively, consisting solely of base rental and common area maintenance costs.   The Company has no financing leases.  The weighted average remaining lease term is 3.0 years at December 31, 2023.

Future undiscounted cash flows under these leases are:

2024	$112,833
2025	80,273
2026	82,705
2027	21,283
Total operating lease payments	297,094

Discount factor	(41,502)
Present value of operating lease liabilities	255,592
Current portion of operating lease liabilities	(91,387)
Non-current portion of operating lease liabilities	$164,205

Note 9 – Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. No material events requiring disclosure were identified.