Form 10-Q
period 2024-03-31
Nuo Therapeutics, Inc.
filed 2024-05-15
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2024, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 44,241,516.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$366,232	$928,681
Accounts receivable, net	229,769	250,703
Inventory, net	211,373	209,589
Prepaid expenses and other current assets	173,715	174,471
Total current assets	981,089	1,563,444

Property and equipment, net	41,315	45,082
Operating lease right of use assets	220,429	269,354
Total assets	$1,242,833	$1,877,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$486,326	$394,518
Accrued expenses	214,651	188,622
Current portion of operating lease liabilities	60,299	91,387
Total current liabilities	761,276	674,527

Non-current portion of operating lease liabilities	148,109	164,205
Total liabilities	909,385	838,732

Commitments and contingencies (Note 6)

Stockholders' equity
Common stock; $0.0001 par value, 100,000,000 shares authorized, 44,241,516 shares issued and outstanding at March 31, 2024 and December 31, 2023	4,424	4,424
Additional paid-in capital	30,974,046	30,970,965
Accumulated deficit	(30,645,022)	(29,936,241)
Total stockholders' equity	333,448	1,039,148

Total liabilities and stockholders' equity	$1,242,833	$1,877,880

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2024	Three Months ended March 31, 2023
Revenue
Product sales	$234,577	$61,100
Total revenue	234,577	61,100

Costs of sales	50,591	10,419
Gross profit	183,986	50,681

Operating expenses
Selling, general and administrative	893,232	905,874
Total operating expenses	893,232	905,874

Loss from operations	(709,246)	(855,193)

Other income (expense)
Interest expense, net	465	(562)
Total other income (expenses)	465	(562)

Net loss	$(708,781)	$(855,755)

Loss per common share
Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	44,241,516	41,799,016

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2024	44,241,516	$4,424	$30,970,965	$(29,936,241)	$1,039,148
Stock compensation expense			3,081		3,081
Net loss	-	-	-	(708,781)	(708,781)
Balance, March 31, 2024	44,241,516	$4,424	$30,974,046	$(30,645,022)	$333,448

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2023	41,799,016	$4,180	$28,951,963	$(26,764,805)	$2,191,338
Stock compensation expense			2,420		2,420
Net loss	-	-	-	(855,755)	(855,755)
Balance, March 31, 2023	41,799,016	$4,180	$28,954,383	$(27,620,560)	$1,338,003

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(708,781)	$(855,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,767	4,101
Stock-based compensation	3,081	2,420
Provision for credit losses	17,500	-
Amortization of operating lease right of use assets	23,757	21,747
Changes in operating assets and liabilities:
Accounts receivable, net	3,434	(41,795)
Inventory, net	(1,784)	28,075
Prepaid expenses and other current assets	756	18,833
Right of use assets	25,168	-
Accounts payable	91,808	27,891
Accrued expenses	26,029	18,006
Operating lease liabilities	(47,184)	(19,128)
Net cash used in operating activities	(562,449)	(795,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(5,343)
Net cash used in investing activities	-	(5,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(562,449)	(800,947)
Cash and cash equivalents, beginning of period	928,681	2,106,208
Cash and cash equivalents, end of period	$366,232	$1,305,261

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$928,681	$2,051,208
Restricted cash	-	55,000
Cash, cash equivalents, and restricted cash, beginning of period	$928,681	$2,106,208

Cash and cash equivalents	$366,232	$1,250,261
Restricted cash	-	55,000
Cash, cash equivalents, and restricted cash, end of period	$366,232	$1,305,261

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest expense	$1,213	$741

See accompanying notes to unaudited condensed consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

Description of Business

Nuo Therapeutics, Inc. (“Nuo,” the “Company,” “we,” “us,” or “our”) is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. In 1999, Autologous Wound Therapy, Inc., an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, Autologous Wound Therapy, Inc. changed its name to Cytomedix, Inc. (“Cytomedix”). In 2001, Cytomedix, filed for bankruptcy from which it emerged in 2002 under a Plan of Reorganization. In September 2007, Cytomedix received 510(k) clearance for the Aurix System (“Aurix”), formerly known as the AutoloGel™ System, from the U. S. Food and Drug Administration (“FDA”). In April 2010, Cytomedix acquired the Angel Whole Blood Separation System (“Angel”) and the Angel Business, from Sorin Group USA, Inc. In February 2012, Cytomedix, acquired Aldagen, Inc. (“Aldagen”), a privately held developmental cell-therapy company located in Durham, NC. In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, Nuo filed for and emerged from bankruptcy under Chapter 11.  Effective May 1, 2019, we furloughed our remaining employees and ceased standard operational activities as we awaited developments concerning our reconsideration request with the Centers for Medicare & Medicaid Services (“CMS”) regarding Medicare coverage for Aurix.  Based on a favorable National Coverage Determination issued in April 2021, we initiated restart activities for the business beginning in October 2021.  Aldagen is a non-operational, wholly owned subsidiary of Nuo.

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021 CMS issued an NCD mandating national reimbursement coverage for Aurix when used in chronic non-healing wounds where a diabetes clinical diagnosis exists for the patient. During the year ended December 31, 2023, the Company raised proceeds of approximately $1,997,500 from the sale of common stock to certain accredited investors in two equity private placements which closed in August and December 2023.

We have incurred, and continue to incur, recurring losses and negative cash flows.  As of March 31, 2024, we have an accumulated deficit of approximately $30.6 million and cash, cash equivalents, and restricted cash of approximately $0.4 million.

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

Even assuming we succeed in raising sufficient additional funds in the near future to avoid a cessation of business operations, we require additional capital and will seek to continue financing our operations with external capital for the foreseeable future.   Any equity financing may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any debt financing may require us to comply with additional onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, market reception of the Company and perceived likelihood of success of our business model, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financing, other transactions, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The consolidated balance sheet at December 31, 2023, has been derived from audited financial statements of the Company as of that date. The interim unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned, controlled, and inactive subsidiary Aldagen, Inc. (“Aldagen”). All significant inter-company accounts and transactions are eliminated in consolidation.  The Company operates its business in one operating segment consisting of one reporting unit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to stock-based compensation, recoverability and depreciable lives of long-lived assets, deferred taxes, and associated valuation allowance and allowances for inventory obsolescence and credit losses. Actual results could differ from those estimates.

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at March 31, 2024 and December 31, 2023 is listed below.

	March 31, 2024	December 31, 2023

Customer A	11%	*
Customer B	10%	10%
Customer C	*	12%
Customer D	*	21%

*  less than 10%

Revenue from significant customers exceeding 10% of total revenues for the three months ended March 31, 2024 and March 31, 2023 is listed below.  All our revenue for both periods was generated within the U.S.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Customer A	14%	-
Customer B	14%	26%
Customer E	-	13%
Customer F	-	13%
Customer G	-	13%
Customer H	-	12%

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

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $0.4 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at March 31, 2024. We maintain our cash in the form of money market deposit accounts with financial institutions that we believe are credit worthy. We maintained no cash equivalents as of March 31, 2024 or December 31, 2023. As of March 31, 2023, $55,000 of cash was considered as restricted as it collateralized a corporate credit card.

Accounts Receivable, net

We generate accounts receivable from the sale of Aurix products and accounts receivable as of March 31, 2024 and December 31, 2023 reflects customer receivables from commercial sales activities since the re-initiation of such sales beginning in the three months ended September 30, 2022.

We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. We estimate credit losses expected over the life of our trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for credit losses when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. For the three-month period ending March 31, 2024, we recorded a provision for credit losses of $17,500. As of March 31, 2024, the allowance for credit losses was approximately $49,900. During the year ended December 31, 2023, we established a provision for credit losses of $160,000. As of December 31, 2023, the allowance for credit losses was approximately $32,400.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of March 31, 2024, our inventory consisted of approximately $136,000 of finished goods inventory and approximately $75,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2023, our inventory consisted of approximately $150,000 of finished goods inventory and approximately $60,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we will record the associated expense for this reserve to cost of sales in the consolidated statements of operations. For the year ended December 31, 2023, we established an allowance for expired inventory of approximately $16,000 which was maintained as of March 31, 2024.

Property and Equipment, net

Property and equipment is stated at cost less accumulated depreciation.  Assets are depreciated, using the straight-line method, over their estimated useful life ranging from one to six years.  Maintenance and repairs are charged to operations as incurred.

Leases

At the inception of a contract, we determine if the arrangement is, or contains, a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  Rent expense is recognized on a straight-line basis over the lease term.

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of any operating leases.

Revenue Recognition

We analyze our revenue arrangements to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. We recognize revenues upon the satisfaction of the performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.  In certain instances where the revenue is variable and we cannot estimate the amount of consideration to which we expect to be entitled, we are constrained from initially recognizing revenue.  In these cases, once the estimate is no longer constrained, we recognize revenue in the amount of consideration to which we expect to be entitled.

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

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities for the 2016 Omnibus Plan options are based on the equally weighted average historical volatility from five comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We assume that the dividend rate on our common stock will be zero. There were no options granted during the three months ended March 31, 2024 and March 31, 2023. We recognize forfeitures of stock-based awards as they occur.

Income Taxes

We account for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. Tax rate changes are reflected in income during the period such changes are enacted. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. We expect that recent tax law changes contained in the Inflation Reduction Act and CHIPS Act will not have a material impact on the provision for income taxes.

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

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in the three months ended March 31, 2024 and 2023.

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

All of our potential dilutive securities are considered anti-dilutive for the three months ended March 31, 2024 and 2023. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Three months ended March 31, 2024	Three months ended March 31, 2023

Shares underlying:
Common stock options	3,189,167	3,376,667
Stock purchase warrants	450,000	450,000
Financing participation right and contingent warrant	500,000	500,000
Performance shares	300,000	300,000
	4,439,167	4,626,667

Recent Accounting Standards

In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. We do not expect this ASU to have a material impact on the consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023

Medical equipment	$387,665	$387,665
Office/warehouse equipment	43,919	43,919
Warehouse/production equipment	23,317	23,317
	454,901	454,901
Less accumulated depreciation	(413,586)	(409,819)
Property and equipment, net	$41,315	$45,082

Depreciation expense was $3,767 and $4,101 for the three months ended March 31, 2024 and 2023, respectively.  None of our long-lived assets were deemed to be impaired during the three months ended March 31, 2024 and 2023.

Note 4 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of March 31, 2024 and 2023:

Description	March 31, 2024	March 31, 2023

2022 Sales incentive warrants	450,000	450,000
2024 Financing Participation warrant	500,000	-
Total	950,000	450,000

During the year ended December 31, 2022, we issued two warrants to purchase (i) 250,000 shares of common stock at an exercise price of $1.00 per share and expiring December 31, 2027 and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and expiring December 31, 2028 to a distribution partner under an agreement whereby the warrants are exercisable subject to the distributor attaining certain performance goals set forth in the warrants based upon exceeding sales quota revenues for calendar years 2023 through potentially 2025. The warrants are equity classified. The aggregate intrinsic value for 2022 sales incentive warrants as of March 31, 2024 was zero. Additionally, we agreed to issue certain additional warrants to acquire up to 500,000 shares of common stock to the same distribution partner where the issuance of the warrant was contingent upon future financing events. This warrant was issued as of January 1, 2024. The intrinsic value for the 2024 Financing Participation warrant as of March 31, 2024 was $170,000. See Note 5 – Equity and Stock Based Compensation for further information.

Note 5 – Equity and Stock-Based Compensation

Under the Second Amended and Restated Certificate of Incorporation, we have the authority to issue a total of 101,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.0001 per share, which will have such rights, powers and preferences as the Board of Directors shall determine.

Pacific Medical Common Stock and Warrant Purchase Agreement

On August 24, 2022, Nuo entered into a Common Stock and Warrant Purchase Agreement (the “Agreement”) with Pacific Medical, Inc. (“Pacific Med”) for the sale and issuance of shares of common stock and warrants to purchase shares of common stock. Pacific Med is the exclusive distributor for the Aurix products within a territory that covers the states of Washington, Oregon, Idaho, Montana, Wyoming, most of California, the northern half of Nevada, plus Alaska.

Pursuant to the Agreement, Pacific Med purchased 500,000 shares of common stock for $500,000. As part of the purchase of common stock, we agreed to grant to Pacific Med the right to participate in any future financing by Nuo through December 31, 2023 (the “Participation Rights”) in connection with a listing of our common stock on a national securities exchange. The Participation Rights entitled Pacific Med to purchase up to 500,000 shares of common stock upon substantially the same terms, conditions, and price provided for in such financing. If such a financing did not occur by December 31, 2023, we agreed to issue Pacific Med a warrant with a January 1, 2024 issuance date and exercisable until June 30, 2024, to purchase up to 500,000 shares of Common Stock at a price equal to the lower of $2.00 per share or the 20-day volume weighted average closing price per share ending December 31, 2023 (the “2024 Financing Participation warrant”). We issued the 2024 Financing Participation warrant to Pacific Med on January 1, 2024 with an exercise price of $0.56 per share. The common stock, Participation Rights, and 2024 Financing Participation warrant are equity classified.

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under its existing sales and distribution arrangement, we also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitles Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share (the “First Warrant”) upon Pacific Med attaining certain performance goals set forth in the First Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2023 and/or 2024. The second warrant entitles Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share (the “Second Warrant”) upon Pacific Med attaining certain performance goals set forth in the Second Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2024 and/or 2025. The First Warrant will expire December 31, 2027 and the Second Warrant will expire December 31, 2028. The fair value of the First Warrant and Second Warrant at the date of issuance was approximately $434,000 and $345,000, respectively, based on a Black-Scholes option pricing model. As the exercisability of the two warrants is not considered probable as of March 31, 2024, there was no recognition of stock-based compensation expense for the three months ended March 31, 2024. When exercisability is determined to be probable, the issuance date fair value of the warrant earned through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance. We also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the shares is not considered probable as of March 31, 2024, there was no expense recognition for the three months ended March 31, 2024. When issuance is determined to be probable, the issuance date fair value of the shares through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance.

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

Stock-Based Compensation

In July 2016, the Board of Directors approved the 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan” or “Plan”), and in November 2016, holders of a majority of our capital stock approved the 2016 Omnibus Plan, as amended and restated, which provides for the grant of equity and cash incentive awards to officers, directors and employees of, and consultants to, Nuo Therapeutics and its subsidiaries. Further, in March 2022, the Board approved an amendment to the 2016 Omnibus Plan to increase the shares available under the Plan to 4,250,000 and remove an annual evergreen provision, which was approved by the holders of a majority of our outstanding common stock and which became effective in June 2022.

A summary of stock option activity under the 2016 Omnibus Plan during the three months ended March 31, 2024 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2024	3,189,167	$0.64	5.69
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2024	3,189,167	$0.64	5.35
Exercisable at March 31, 2024	2,796,806	$0.62	4.92

There were no stock options granted or exercised under the 2016 Omnibus Plan during the three months ended March 31, 2024 and March 31, 2023. The aggregate intrinsic value for outstanding and exercisable options as of March 31, 2024 was approximately $880,000 and $822,000, respectively.

For the three months ended March 31, 2024 and 2023, we recorded stock-based compensation expense of $3,081 and $2,420, respectively. As of March 31, 2024, there was approximately $70,900 of unrecognized compensation cost related to the non-vested stock options which is expected to be recognized prior to year-end 2026.

Note 6 – Commitments and Contingencies

Lease Agreements

In January 2022, we entered into a commercial operating lease agreement for office space in Florida, expiring on December 31, 2024. The lease required us to pay for insurance, taxes, and our share of common operating expenses. The lease resulted in an increase in right of use assets and lease liabilities of $89,312, using a discount rate of 10%. Effective March 24, 2024, Nuo and the landlord agreed to terminate the lease effective immediately. We incurred no costs related to the lease termination and the remaining right of use asset and operating lease liability were written off with the resulting immaterial difference recorded as a gain in other income.

In February 2022, we entered into an additional commercial operating lease for our primary office and warehouse/distribution space in Texas. The lease requires us to pay for insurance, taxes, and our share of common operating expenses. This lease expires in March 2027. The space remained under buildout and landlord control during the three months ended March 31, 2022 with Nuo acquiring control of the lease space effective April 1, 2022; as a result, a right of use asset and lease liability was recognized of $337,226 as of April 1, 2022 using a discount rate of 10%.

Total operating lease costs were approximately $36,500 and $39,400 for the three months ended March 31, 2024 and 2023, respectively, consisting solely of base rental and common area maintenance costs.   The Company has no financing leases.

Future undiscounted cash flows under this lease are:

2024	77,840
2025	80,273
2026	82,705
2027	21,284
Total operating lease payments	262,102

Discount factor	(53,694)
Present value of operating lease liabilities	208,408
Current portion of operating lease liabilities	(60,299)
Non-current portion of operating lease liabilities	$148,109

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Nuo Therapeutics, Inc. ("Nuo," the "Company," "we," "us," or "our") should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the "SEC") on April 19, 2024.

The Company owns or has rights to various copyrights, trademarks and trade names used in its business, including, but not limited to, Aurix®. This Quarterly Report also includes discussions of or references to other trademarks, service marks, and trade names of other companies, including, but not limited to, the Angel Whole Blood Separation System®. Other trademarks and trade names appearing in this Quarterly Report are the property of the holder of such trademarks and trade names.

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

In 2012, a Medicare National Coverage Determination (“NCD”) from CMS reversed a twenty-year old non-coverage decision for autologous blood derived products used in wound care. This NCD allowed for Medicare coverage under the Coverage with Evidence Development (“CED”) program.  CED programs have been employed for a selected number variety of other therapies.  Under the CED program, CMS provides reimbursement for items or services on the condition that they be furnished in approved clinical protocols or in the collection of additional clinical data.  Under the CED program, a facility treating a patient with Aurix was reimbursed by Medicare when health outcomes data were collected to inform future coverage decisions. The intent of the CED program is to evaluate the outcomes of Aurix therapy for the broader Medicare population when it is used in a “real world” continuum of care.

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

Although FDA cleared the Aurix System for marketing in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for the product beginning in 2016 in conjunction with the CED program and its requirements and limitations. For 2024, the Medicare national average reimbursement rate for the Aurix System is $1,739 per treatment, which we believe provides appropriate payment to facilities for product usage. We will market the Aurix System at an approximate cost of $800 per treatment to wound care providers in the hospital outpatient setting.

Our Strategy

Our current commercial focus is establishing engagement with providers treating chronic non-healing wounds to demonstrate the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow. We anticipate developing these relationships with clinical providers and treatment facilities primarily by establishing a variety of distributor arrangements throughout the United States. Our commercial team consists of three senior employees who are leveraging their current and historical relationships to establish distributor arrangements. As of March 31, 2024, we had established contractual relationships with more than 200 individual distributor representatives including. a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. The number of distributor representatives may continue to expand modestly but the current focus is establishing commercial customer relationships with wound care providers in primarily hospital outpatient wound care clinics and ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 NCD.

Commercially available Aurix product was first available in late May 2022 for demonstration and evaluation purposes. Through a growing distributor network, Aurix is presently being evaluated by various hospital/facility Value Analysis Committees (VACs) as part of the process of approving its clinical use. While limited commercial revenues were recorded during the second half of 2022 and revenues increased to approximately $610,000 in 2023, we reasonably expect revenues to exhibit continued growth in future periods.

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

Product revenues for the three months ended March 31, 2024 totaled approximately $235,000 in comparison to product revenues of approximately $61,000 in the three months ended March 31, 2023. Associated gross profit was approximately $184,000 in the three months ended March 31, 2024 in comparison to approximately $51,000 of gross profit in the three months ended March 31, 2023. The increase in revenues and gross profit was due to an expanding customer base over the past year as hospital wound care facilities and providers become incrementally aware of the Aurix product and the 2021 Medicare NCD.

Operating Expenses

Total operating expenses decreased approximately $13,000 to approximately $893,000 comparing the three months ended March 31, 2024 to the three months ended March 31, 2023. The decrease from the prior year was due primarily to a decrease in compensation and benefits expense of approximately $88,000 which was partially offset by increases in (i) external consulting and professional fees of approximately $33,000, (ii) sales infrastructure costs including distributor commissions of approximately $24,000 and (iii) a provision for credit losses of $17,500.

Other Income (Expense)

Other income net for the three months ended March 31, 2024 represents interest income on cash balances in excess of interest expense associated with the financing of insurance premiums while other expense, net for the period March 31, 2023 primarily represents the same interest expense type charges in excess of nominal interest income.

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had cash, cash equivalents, and restricted cash of approximately $0.4 million, total current assets of approximately $1.0 million and total current liabilities of approximately $0.8 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2023, and 2022, we incurred net losses of approximately $3.2 million in each year. As of March 31, 2024, our accumulated deficit was approximately $30.6 million and our stockholders’ equity was approximately $0.3 million.

In 2023, we sold 2,442,500 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in August and December 2023 for total proceeds of $1,997,500.

Additionally, effective January 1, 2024, pursuant to the provisions of the August 2022 Common Stock and Warrant Purchase Agreement with Pacific Medical, Inc. ("Pacific Med"), we issued to Pacific Med a warrant to purchase up to 500,000 shares of common stock at a price equal to the lower of $2.00 per share or $0.56, the 20-day volume weighted average closing price per share of our common stock ending December 31, 2023. The warrant is exercisable until June 30, 2024.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash flows used in operating activities	$(562,449)	$(795,604)
Cash flows used in investing activities	$-	$(5,343)
Cash flow provided by financing activities	$-	$-

Operating Activities

Cash used in operating activities for the three months ended March 31, 2024 of approximately $562,000 primarily reflects our net loss of approximately $708,000 adjusted by (i) approximately $98,000 net change in operating assets and liabilities, (ii) approximately $28,000 total depreciation and amortization expense and (iii) a provision for credit losses of $17,500.

Cash used in operating activities for the three months ended March 31, 2023 of approximately $796,000 primarily reflects our net loss of approximately $856,000 adjusted by (i) approximately $32,000 net change in operating assets and liabilities and (ii) approximately $26,000 total depreciation and amortization expense.

Investing Activities

We had no investing activities for the three months ended March 31, 2024 and limited investing activities for the three months ended March 31, 2023.

Financing Activities

We did not have any financing activities for the three months ended March 31, 2024 and 2023.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying notes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the unaudited condensed consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies or estimates since December 31, 2023.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the un-remediated material weakness previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) as described below under “Material Weaknesses” and “Remediation Plan.”  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three month periods ended March 31, 2024 and 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three month periods ended March 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2024 and 2023 and (v)  Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: May 15, 2024
	By:	/s/ David E. Jorden
David E. Jorden Chief Executive and Financial Officer
(Principal Executive and Financial Officer)