Form 10-Q
period 2024-06-30
Nuo Therapeutics, Inc.
filed 2024-08-12
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2024, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 45,466,238.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$473,040	$928,681
Accounts receivable, net	304,971	250,703
Inventory, net	216,816	209,589
Prepaid expenses and other current assets	179,701	174,471
Total current assets	1,174,528	1,563,444

Property and equipment, net	41,648	45,082
Operating lease right of use assets	204,296	269,354
Total assets	$1,420,472	$1,877,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$397,643	$394,518
Accrued expenses	230,277	188,622
Current portion of operating lease liabilities	62,432	91,387
Total current liabilities	690,352	674,527

Non-current portion of operating lease liabilities	131,607	164,205
Total liabilities	821,959	838,732

Commitments and contingencies (Note 6)

Stockholders' equity
Common stock; $0.0001 par value, 100,000,000 shares authorized, 45,466,238 and 44,241,516 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4,547	4,424
Additional paid-in capital	31,779,079	30,970,965
Accumulated deficit	(31,185,113)	(29,936,241)
Total stockholders' equity	598,513	1,039,148

Total liabilities and stockholders' equity	$1,420,472	$1,877,880

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2024	Three Months ended June 30, 2023
Revenue
Product sales	$364,773	$118,169
Total revenue	364,773	118,169

Costs of sales	65,335	20,487
Gross profit	299,438	97,682

Operating expenses
Selling, general and administrative	841,420	969,105
Total operating expenses	841,420	969,105

Loss from operations	(541,982)	(871,423)

Other income (expense)
Interest income (expense), net	541	(463)
Other income	1,350	-
Total other income (expenses)	1,891	(463)

Net loss	$(540,091)	$(871,886)

Loss per common share
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	44,657,742	41,799,016

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months ended June 30, 2024	Six Months ended June 30, 2023
Revenue
Product sales	$599,350	$179,269
Total revenue	599,350	179,269

Costs of sales	115,926	30,906
Gross profit	483,424	148,363

Operating expenses
Selling, general and administrative	1,734,652	1,874,979
Total operating expenses	1,734,652	1,874,979

Loss from operations	(1,251,228)	(1,726,616)

Other income (expense)
Interest expense, net	1,006	(1,025)
Other income	1,350	-
Total other income (expenses)	2,356	(1,025)

Net loss	$(1,248,872)	$(1,727,641)

Loss per common share
Basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding
Basic and diluted	44,449,629	41,799,016

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2024 and 2023

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2024	44,241,516	$4,424	$30,970,965	$(29,936,241)	$1,039,148
Stock compensation expense	-	-	3,081	-	3,081
Net loss	-	-	-	(708,781)	(708,781)
Balance, March 31, 2024	44,241,516	$4,424	$30,974,046	$(30,645,022)	$333,448
Issuance of common stock for cash proceeds	867,833	87	650,788	-	650,875
Issuance of common stock for warrant exercise	270,000	27	151,173	-	151,200
Issuance of common stock for cashless warrant exercise	86,889	9	(9)	-	-
Stock compensation expense	-	-	3,081	-	3,081
Net loss	-	-	-	(540,091)	(540,091)
Balance, June 30, 2024	45,466,238	$4,547	$31,779,079	$(31,185,113)	$598,513

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2023	41,799,016	$4,180	$28,951,963	$(26,764,805)	$2,191,338
Stock compensation expense	-	-	2,420	-	2,420
Net loss	-	-	-	(855,755)	(855,755)
Balance, March 31, 2023	41,799,016	$4,180	$28,954,383	$(27,620,560)	$1,338,003
Stock compensation expense	-	-	4,718	-	4,718
Net loss	-	-	-	(871,886)	(871,886)
Balance, June 30, 2023	41,799,016	$4,180	$28,959,101	$(28,492,446)	$470,835

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,248,872)	$(1,727,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,535	7,888
Stock-based compensation	6,162	7,138
Provision for credit losses	17,500	-
Amortization of operating lease right of use assets	39,887	43,977
Changes in operating assets and liabilities:
Accounts receivable, net	(71,768)	(109,177)
Inventory, net	(7,227)	14,202
Prepaid expenses and other current assets	(5,230)	3,697
Right of use assets	25,170	-
Accounts payable	3,125	38,434
Accrued expenses	41,655	58,725
Operating lease liabilities	(61,553)	(38,738)
Net cash used in operating activities	(1,253,616)	(1,701,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,100)	(5,343)
Net cash used in investing activities	(4,100)	(5,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	650,875	-
Net proceeds from warrant exercise	151,200	-
Net cash provided by financing activities	802,075	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(455,641)	(1,706,837)
Cash and cash equivalents, beginning of period	928,681	2,106,208
Cash and cash equivalents, end of period	$473,040	$399,371

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$928,681	$2,051,208
Restricted cash	-	55,000
Cash, cash equivalents, and restricted cash, beginning of period	$928,681	$2,106,208

Cash and cash equivalents	$473,040	$344,371
Restricted cash	-	55,000
Cash, cash equivalents, and restricted cash, end of period	$473,040	$399,371

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest expense	$1,687	$1,411

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

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021 CMS issued an NCD mandating national reimbursement coverage for Aurix when used in chronic non-healing wounds where a diabetes clinical diagnosis exists for the patient. During the six months ended June 30, 2024, the Company raised proceeds of (i) $650,875 from the sale of common stock to certain accredited investors in a private placement which closed in May 2024 and (ii) $151,200 from the exercise of warrants. During the year ended December 31, 2023, the Company raised proceeds of approximately $1,997,500 from the sale of common stock to certain accredited investors in two equity private placements which closed in August and December 2023.

We have incurred, and continue to incur, recurring losses and negative cash flows.  As of June 30, 2024, we have an accumulated deficit of approximately $31.2 million and cash and cash equivalents of approximately $0.5 million.

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

Even assuming we succeed in raising sufficient additional funds in the near future, we anticipate requiring additional capital and will seek to continue financing our operations with external capital.   Any equity financing may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any debt financing may require us to comply with additional onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, market reception of the Company and perceived likelihood of success of our business model, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financing, other transactions, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The consolidated balance sheet at December 31, 2023, has been derived from audited financial statements of the Company as of that date. The interim unaudited consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned, controlled, and inactive subsidiary Aldagen, Inc. (“Aldagen”). All significant inter-company accounts and transactions are eliminated in consolidation.  The Company operates its business in one operating segment consisting of one reporting unit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to stock-based compensation, recoverability and depreciable lives of long-lived assets, deferred taxes, and associated valuation allowance and allowances for inventory obsolescence and credit losses. Actual results could differ from those estimates.

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at June 30, 2024 and December 31, 2023 is listed below.

	June 30, 2024	December 31, 2023

Customer A	24%	*
Customer B	*	10%
Customer C	*	12%
Customer D	*	21%

*  less than 10%

Revenue from significant customers exceeding 10% of total revenues for the three and six months ended June 30, 2024 and 2023 is listed below.  All our revenue for both periods was generated within the U.S.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Customer A	25%	10%	21%	*
Customer C	*	12%	*	*
Customer E	12%	0%	*	0%
Customer F	0%	14%	0%	*

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

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $0.5 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 as of  June 30, 2024. We maintain our cash in the form of money market deposit accounts with financial institutions that we believe are credit worthy. We maintained no cash equivalents as of June 30, 2024 or December 31, 2023. As of June 30, 2023, $55,000 of cash was considered as restricted as it collateralized a corporate credit card.

Accounts Receivable, net

We generate accounts receivable from the sale of Aurix products and accounts receivable as of June 30, 2024 and December 31, 2023 reflects customer receivables from commercial sales activities since the re-initiation of such sales beginning in the three months ended September 30, 2022.

We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. We estimate credit losses expected over the life of our trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for credit losses when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. For the six-month period ending June 30, 2024, we recorded a provision for credit losses of $17,500. As of June 30, 2024, the allowance for credit losses was approximately $49,900. During the year ended December 31, 2023, we established a provision for credit losses of $160,000. As of December 31, 2023, the allowance for credit losses was approximately $32,400.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of June 30, 2024, our inventory consisted of approximately $130,000 of finished goods inventory and approximately $87,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2023, our inventory consisted of approximately $150,000 of finished goods inventory and approximately $60,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we will record the associated expense for this reserve to cost of sales in the consolidated statements of operations. For the year ended December 31, 2023, we established an allowance for expired inventory of approximately $16,000 which was maintained as of June 30, 2024.

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

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities for the 2016 Omnibus Plan options are based on the equally weighted average historical volatility from five comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We assume that the dividend rate on our common stock will be zero. There were no options granted during the six months ended June 30, 2024 and June 30, 2023. We recognize forfeitures of stock-based awards as they occur.

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

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in the six months ended June 30, 2024 and 2023.

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

All of our potential dilutive securities are considered anti-dilutive for the three and six months ended June 30, 2024 and 2023. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Six months ended June 30, 2024	Six months ended June 30, 2023

Shares underlying:
Common stock options	3,189,167	3,376,667
Stock purchase warrants	450,000	450,000
Financing participation right and contingent warrant	-	500,000
Performance shares	300,000	300,000

3,939,167	4,626,667

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

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023

Medical equipment	$387,665	$387,665
Office/warehouse equipment	48,019	43,919
Warehouse/production equipment	23,317	23,317
	459,001	454,901
Less accumulated depreciation	(417,353)	(409,819)
Property and equipment, net	$41,648	$45,082

Depreciation expense was $3,767 and $3,787 for the three months ended June 30, 2024 and 2023, respectively.  Depreciation expense was $7,535 and $7,888 for the six months ended June 30, 2024 and 2023, respectively. None of our long-lived assets were deemed to be impaired during the six months ended June 30, 2024 and 2023.

Note 4 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of June 30, 2024 and 2023:

Description	June 30, 2024	June 30, 2023

2022 Sales incentive warrants	450,000	450,000
Total	450,000	450,000

During the year ended December 31, 2022, we issued two warrants to purchase (i) 250,000 shares of common stock at an exercise price of $1.00 per share and expiring December 31, 2027 and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and expiring December 31, 2028 to a distribution partner under an agreement whereby the warrants are exercisable subject to the distributor attaining certain performance goals set forth in the warrants based upon exceeding sales quota revenues for calendar years 2023 through potentially 2025. The warrants are equity classified. The aggregate intrinsic value for 2022 sales incentive warrants as of June 30, 2024 was zero. Additionally, we agreed to issue certain additional warrants to acquire up to 500,000 shares of common stock to the same distribution partner where the issuance of the warrant was contingent upon future financing events. This warrant was issued as of January 1, 2024 and exercised by the holder during the six months ended June 30, 2024. A portion of the warrant was exercised for proceeds of $151,200 and the remaining balance of the warrant was exercised on a cashless basis and resulted in the issuance of 86,889 shares of common stock.  See Note 5 – Equity and Stock Based Compensation for further information.

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

Pursuant to the Agreement, Pacific Med purchased 500,000 shares of common stock for $500,000. As part of the purchase of common stock, we agreed to grant to Pacific Med the right to participate in any future financing by Nuo through December 31, 2023 (the “Participation Rights”) in connection with a listing of our common stock on a national securities exchange. The Participation Rights entitled Pacific Med to purchase up to 500,000 shares of common stock upon substantially the same terms, conditions, and price provided for in such financing. If such a financing did not occur by December 31, 2023, we agreed to issue Pacific Med a warrant with a January 1, 2024 issuance date and exercisable until June 30, 2024, to purchase up to 500,000 shares of Common Stock at a price equal to the lower of $2.00 per share or the 20-day volume weighted average closing price per share ending December 31, 2023 (the “2024 Financing Participation warrant”). We issued the 2024 Financing Participation warrant to Pacific Med on January 1, 2024 with an exercise price of $0.56 per share. Pacific Med exercised (i) 270,000 of the warrants for cash proceeds of $151,200 and (ii) the remaining 230,000 warrants on a cashless basis in exchange for the issuance of 86,889 shares of common stock during the six months ended June 30, 2024. The common stock, Participation Rights, and 2024 Financing Participation warrant are equity classified.

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under its existing sales and distribution arrangement, we also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitles Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share (the “First Warrant”) upon Pacific Med attaining certain performance goals set forth in the First Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2023 and/or 2024. The second warrant entitles Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share (the “Second Warrant”) upon Pacific Med attaining certain performance goals set forth in the Second Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2024 and/or 2025. The First Warrant will expire December 31, 2027 and the Second Warrant will expire December 31, 2028. The fair value of the First Warrant and Second Warrant at the date of issuance was approximately $434,000 and $345,000, respectively, based on a Black-Scholes option pricing model. As the exercisability of the two warrants is not considered probable as of June 30, 2024, there was no recognition of stock-based compensation expense for the six months ended June 30, 2024. When exercisability is determined to be probable, the issuance date fair value of the warrant earned through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance. We also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the shares is not considered probable as of June 30, 2024, there was no expense recognition for the six months ended June 30, 2024. When issuance is determined to be probable, the issuance date fair value of the shares through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance.

2024 Private Placement Equity Issuance

We sold 867,833 shares of common stock to certain accredited investors pursuant to a Securities Purchase Agreement in a private placement which closed in May 2024 for proceeds of $650,875.  Certain related parties including a principal shareholder, a member of the Board of Directors, and a member of senior management invested an aggregate of $187,500 in the private placement transaction.

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

A summary of stock option activity under the 2016 Omnibus Plan during the six months ended June 30, 2024 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2024	3,189,167	$0.64	5.69
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at June 30, 2024	3,189,167	$0.64	5.10
Exercisable at June 30, 2024	2,868,750	$0.62	4.75

There were no stock options granted or exercised under the 2016 Omnibus Plan during the six months ended June 30, 2024 and June 30, 2023. The aggregate intrinsic value for outstanding and exercisable options as of June 30, 2024 was zero.

For the three months ended June 30, 2024 and 2023, we recorded stock-based compensation expense of $3,081 and $2,420, respectively. For the six months ended June 30, 2024 and 2023, we recorded stock-based compensation expense of $6,162 and $7,138, respectively. As of June 30, 2024, there was approximately $68,000 of unrecognized compensation cost related to the non-vested stock options which is expected to be recognized prior to year-end 2026.

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

In February 2022, we entered into a commercial operating lease for our primary office and warehouse/distribution space in Texas. The lease requires us to pay for insurance, taxes, and our share of common operating expenses. This lease expires in March 2027. The space remained under buildout and landlord control during the three months ended March 31, 2022 with Nuo acquiring control of the lease space effective April 1, 2022; as a result, a right of use asset and lease liability was recognized of $337,226 as of April 1, 2022 using a discount rate of 10%.

Total operating lease costs were approximately $27,400 and $39,400 for the three months ended June 30, 2024 and 2023, respectively, consisting solely of base rental and common area maintenance costs.   Total operating lease costs were approximately $63,900 and $78,800 for the six months ended June 30, 2024 and 2023, respectively. The Company has no financing leases.

Future undiscounted cash flows under this lease are:

2024	38,920
2025	80,273
2026	82,705
2027	21,284
Total operating lease payments	223,182

Discount factor	(29,143)
Present value of operating lease liabilities	194,039
Current portion of operating lease liabilities	(62,432)
Non-current portion of operating lease liabilities	$131,607

Note 7 – Subsequent Events

On July 17, 2024, 295,000 incentive stock options were granted to non-executive employees and 105,000 non-qualified stock options were granted to members of the Board of Directors.  All options were granted at an exercise price of $0.33 and subject to vesting provisions of one year for Board options and three years for employee options.

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

Although FDA cleared the Aurix System for marketing in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for the product beginning in 2016 in conjunction with the CED program and its requirements and limitations. For 2024, the Medicare national average reimbursement rate for the Aurix System is $1,739 per treatment, which we believe provides adequate payment to facilities for product usage. Under the proposed rule for Hospital Outpatient Prospective Payment System (OPPS) released in July 2024, the national average reimbursement rate will increase to $1,822 per treatment effective January 1, 2025.  We market the Aurix System at an approximate cost of $800 per treatment to wound care providers in the hospital outpatient setting.

Our Strategy

Our current commercial focus is establishing engagement with providers treating chronic non-healing wounds to demonstrate the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow. We anticipate developing these relationships with clinical providers and treatment facilities primarily by establishing a variety of distributor arrangements throughout the United States. Our commercial team consists of three senior employees who are leveraging their current and historical relationships to establish distributor arrangements. As of June 30, 2024, we had established contractual relationships with more than 200 individual distributor representatives including. a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. The number of distributor representatives may continue to expand modestly but the current focus is establishing commercial customer relationships with wound care providers in primarily hospital outpatient wound care clinics and ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 NCD.

Commercially available Aurix product was first available in late May 2022 for demonstration and evaluation purposes. Through a growing distributor network, Aurix is presently being evaluated by various hospital/facility Value Analysis Committees (VACs) as part of the process of approving its clinical use. While limited commercial revenues were recorded during the second half of 2022 and revenues increased to approximately $610,000 in 2023 and approximately $599,000 for the six months ended June 30, 2024, we reasonably expect revenues to exhibit continued growth in future periods.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

Product revenues for the three months ended June 30, 2024 totaled approximately $365,000 in comparison to product revenues of approximately $118,000 in the three months ended June 30, 2023. Associated gross profit was approximately $299,000 in the three months ended June 30, 2024 in comparison to approximately $98,000 of gross profit in the three months ended June 30, 2023. The increase in revenues and gross profit was due to an expanding customer base over the past year as hospital wound care facilities and providers become incrementally aware of the Aurix product and the 2021 Medicare NCD.

Operating Expenses

Total operating expenses decreased approximately $128,000 to approximately $841,000 comparing the three months ended June 30, 2024 to the three months ended June 30, 2023. The decrease from the prior year was due primarily to a decrease in (i) compensation and benefits expense of approximately $101,000 and (ii) external consulting and professional fees of approximately $73,000 which was partially offset by an increase in sales infrastructure costs including distributor commissions of approximately $48,000.

Other Income (Expense)

Other income net for the three months ended June 30, 2024 represents interest income on cash balances in excess of interest expense associated with the financing of insurance premiums and a nominal other income gain.  Other expense, net for the three months ending June 30, 2023 primarily represents the same interest expense type charges in excess of nominal interest income.

Comparison of Six Months Ended June 30, 2024 and 2023

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

Product revenues for the six months ended June 30, 2024 totaled approximately $599,000 in comparison to product revenues of approximately $179,000 in the six months ended June 30, 2023. Associated gross profit was approximately $483,000 in the six months ended June 30, 2024 in comparison to approximately $148,000 of gross profit in the six months ended June 30, 2023.  In line with the three-month comparison above, the increase in revenues and gross profit was due to an expanding customer base as hospital wound care facilities and providers become incrementally aware of the Aurix product and the 2021 Medicare NCD.

Operating Expenses

Total operating expenses decreased approximately $140,000 to approximately $1,735,000 comparing the six months ended June 30, 2024 to the six months ended June 30, 2023. The decrease from the prior year was due primarily to decreases in (i) compensation and benefits expense of approximately $189,000 and (ii) external consulting and professional fees of approximately $40,000 which was partially offset by an increase in sales infrastructure costs including distributor commissions of approximately $71,000.

Other Income (Expense)

Other income, net for the six months ended June 30, 2024 represents interest income on cash balances in excess of interest expense associated with the financing of insurance premiums and a nominal other income gain.  Other expense, net for the six months ending June 30, 2023 primarily represents the same interest expense type charges in excess of nominal interest income.

Liquidity and Capital Resources

Overview

As of June 30, 2024, we had cash, cash equivalents, and restricted cash of approximately $0.5 million, total current assets of approximately $1.2 million and total current liabilities of approximately $0.7 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2023, and 2022, we incurred net losses of approximately $3.2 million in each year. As of June 30, 2024, our accumulated deficit was approximately $31.2 million and our stockholders’ equity was approximately $0.6 million.

During the six months ended June 30, 2024, we sold 867,833 shares of common stock to certain accredited investors pursuant to a Securities Purchase Agreement in a private placement which closed in May 2024 for total proceeds of $650,875.  Additionally, during the six months ended June 30, 2024, we received proceeds of $151,200 from the exercise of warrants by Pacific Med.

In 2023, we sold 2,442,500 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in August and December 2023 for total proceeds of $1,997,500.

Our continuing losses and limited cash resources raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds to continue to conduct our business.   If we are unable to secure sufficient capital to fund our operating activities, we may be forced to delay further the completion of, or significantly reduce the scope of, our current business plan.   It is uncertain whether we will be able to obtain such financing on satisfactory terms or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash flows used in operating activities	$(1,253,616)	$(1,727,641)
Cash flows used in investing activities	$(4,100)	$(5,343)
Cash flow provided by financing activities	$802,075	$-

Operating Activities

Cash used in operating activities for the six months ended June 30, 2024 of approximately $1,254,000 primarily reflects our net loss of approximately $1,249,000 adjusted by (i) approximately $76,000 net change in operating assets and liabilities, (ii) approximately $53,600 total depreciation and amortization expense and stock-based compensation expense and (iii) a provision for credit losses of $17,500.

Cash used in operating activities for the six months ended June 30, 2023 of approximately $1.7 million primarily reflects our net loss of approximately $1,728,000 adjusted by (i) approximately $33,000 net change in operating assets and liabilities and (ii) approximately $59,000 total depreciation and amortization expense and stock-based compensation expense.

Investing Activities

We had limited investing activities for the six months ended June 30, 2024 and 2023.

Financing Activities

Cash flows from financing activities for the six months ended June 30, 2024 reflects proceeds of (i) $650,875 from the sale of 867,833 shares of common stock in a private placement closed in May 2024 and (ii) $151,200 from the exercise of 270,000 warrants in June 2024. We did not have any financing activities for the six months ended June 30, 2023.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

Our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying notes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the unaudited consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies or estimates since December 31, 2023.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the un-remediated material weakness previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) as described below under “Material Weaknesses” and “Remediation Plan.”  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

On August 9, 2024, the Company entered into Change in Control Agreements with four employees, including executive officers David Jorden and Peter Clausen.

The Change in Control Agreements were approved on August 8, 2024 by the Compensation, Nominating and Governance Committee of the Board of Directors of the Company to provide additional financial incentive to the employees to maximize stockholder value in connection with any future change in control transaction.

Management and the Board of Directors of the Company are not aware of any currently pending offer to effectuate a change in control of the Company.

Pursuant to the Change in Control Agreements, upon a change in control by which any person or group of persons becomes beneficial owner of at least 80% of the then outstanding voting securities of the Company or a sale of all or substantially all the assets of the Company, the employees will receive lump sum cash payments in the aggregate of up to $3,000,000 depending on the change in control acquisition value.

In particular, for each of Mr. Jorden and Mr. Clausen, unless he does not significantly participate in effectuating the change in control, he will receive a payment of 0.15% of a change in control acquisition value between $40,000,000 and $60,000,000, approximately 0.35% of a change in control acquisition value between $60,000,001 and $85,000,000, or a maximum of $300,000 for a change in control acquisition value above $85,000,000.  Acquisition value, including deductions, will be determined as described in the Change in Control Agreements.

The Change in Control Agreements terminate on December 31, 2025, unless otherwise extended by the parties, and contains other customary provisions.

The description above of the Change in Control Agreements with Mr. Jorden and Mr. Clausen is qualified by reference to the full text of such agreements filed as Exhibits 10.2 and 10.3 to this Quarterly Report on Form 10-Q.

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

3.4	Amended and Restated By-Laws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein).

10.1	Securities Purchase Agreement entered into May 17, 2024 (previously filed on May 21, 2024 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.2	Change in Control Agreement between David Jorden and Nuo Therapeutics, Inc. dated August 9, 2024

10.3	Change in Control Agreement between Peter Clausen and Nuo Therapeutics, Inc. dated August 9, 2024

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and six month periods ended June 30, 2024 and 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six month periods ended June 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2024 and 2023 and (v)  Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: August 12, 2024
	By:	/s/ David E. Jorden
David E. Jorden Chief Executive and Financial Officer
(Principal Executive and Financial Officer)