Form 10-Q
period 2024-09-30
Nuo Therapeutics, Inc.
filed 2024-11-12
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2024, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 46,598,405.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$683,836	$928,681
Accounts receivable, net	329,211	250,703
Inventory, net	167,771	209,589
Prepaid expenses and other current assets	161,943	174,471
Total current assets	1,342,761	1,563,444

Property and equipment, net	188,537	45,082
Operating lease right of use assets	187,805	269,354
Total assets	$1,719,103	$1,877,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$385,417	$394,518
Accrued expenses	263,991	188,622
Current portion of operating lease liabilities	64,619	91,387
Total current liabilities	714,027	674,527

Non-current portion of operating lease liabilities	114,689	164,205
Total liabilities	828,716	838,732

Commitments and contingencies (Note 6)

Stockholders' equity
Common stock; $0.0001 par value, 100,000,000 shares authorized, 46,598,405 and 44,241,516 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4,660	4,424
Additional paid-in capital	32,649,007	30,970,965
Accumulated deficit	(31,763,280)	(29,936,241)
Total stockholders' equity	890,387	1,039,148

Total liabilities and stockholders' equity	$1,719,103	$1,877,880

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2024	Three Months ended September 30, 2023
Revenue
Product sales	$370,951	$232,241
Total revenue	370,951	232,241

Costs of sales	100,504	53,818
Gross profit	270,447	178,423

Operating expenses
Selling, general and administrative	847,820	967,976
Total operating expenses	847,820	967,976

Loss from operations	(577,373)	(789,553)

Other income (expense)
Interest income (expense), net	(794)	(1,087)
Other income	-	-
Total other income (expense)	(794)	(1,087)

Net loss	$(578,167)	$(790,640)

Loss per common share
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	45,613,912	42,142,141

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months ended September 30, 2024	Nine Months ended September 30, 2023
Revenue
Product sales	$970,301	$411,510
Total revenue	970,301	411,510

Costs of sales	216,430	84,724
Gross profit	753,871	326,786

Operating expenses
Selling, general and administrative	2,582,472	2,842,955
Total operating expenses	2,582,472	2,842,955

Loss from operations	(1,828,601)	(2,516,169)

Other income (expense)
Interest income (expense), net	212	(2,112)
Other income	1,350	-
Total other income (expense)	1,562	(2,112)

Net loss	$(1,827,039)	$(2,518,281)

Loss per common share
Basic and diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding
Basic and diluted	44,840,556	41,914,648

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2024 and 2023

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2024	44,241,516	$4,424	$30,970,965	$(29,936,241)	$1,039,148
Stock compensation expense	-	-	3,081	-	3,081
Net loss	-	-	-	(708,781)	(708,781)
Balance, March 31, 2024	44,241,516	$4,424	$30,974,046	$(30,645,022)	$333,448
Issuance of common stock for cash proceeds	867,833	87	650,788	-	650,875
Issuance of common stock for warrant exercise	270,000	27	151,173	-	151,200
Issuance of common stock for cashless warrant exercise	86,889	9	(9)	-	-
Stock compensation expense	-	-	3,081	-	3,081
Net loss	-	-	-	(540,091)	(540,091)
Balance, June 30, 2024	45,466,238	$4,547	$31,779,079	$(31,185,113)	$598,513
Issuance of common stock for cash proceeds	1,132,167	113	849,012	-	849,125
Stock compensation expense	-	-	20,916	-	20,916
Net loss		-	-	(578,167)	(578,167)
Balance, September 30, 2024	46,598,405	$4,660	$32,649,007	$(31,763,280)	$890,387

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2023	41,799,016	$4,180	$28,951,963	$(26,764,805)	$2,191,338
Stock compensation expense	-	-	2,420	-	2,420
Net loss	-	-	-	(855,755)	(855,755)
Balance, March 31, 2023	41,799,016	$4,180	$28,954,383	$(27,620,560)	$1,338,003
Stock compensation expense	-	-	4,718	-	4,718
Net loss	-	-	-	(871,886)	(871,886)
Balance, June 30, 2023	41,799,016	$4,180	$28,959,101	$(28,492,446)	$470,835
Issuance of common stock for cash	517,500	52	1,034,948	-	1,035,000
Stock compensation expense	-	-	11,527	-	11,527
Net loss	-	-	-	(790,640)	(790,640)
Balance, September 30, 2023	42,316,516	$4,232	$30,005,576	$(29,283,086)	$726,722

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,827,039)	$(2,518,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,506	11,560
Stock-based compensation	27,078	18,665
Provision for credit losses	17,500	100,000
Provision for inventory obsolescence	30,000	16,074
Amortization of operating lease right of use assets	56,382	66,700
Changes in operating assets and liabilities:
Accounts receivable, net	(96,008)	(240,560)
Inventory, net	11,818	14,272
Prepaid expenses and other current assets	12,528	18,038
Right of use assets	25,168	-
Accounts payable	(9,101)	3,180
Accrued expenses	75,369	72,819
Operating lease liabilities	(76,284)	(58,842)
Net cash used in operating activities	(1,741,083)	(2,496,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(154,962)	(7,244)
Net cash used in investing activities	(154,962)	(7,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,500,000	1,035,000
Net proceeds from warrant exercise	151,200	-
Net cash provided by financing activities	1,651,200	1,035,000

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(244,845)	(1,468,619)
Cash, cash equivalents, and restricted cash, beginning of period	928,681	2,106,208
Cash, cash equivalents, and restricted cash, end of period	$683,836	$637,589

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$928,681	$2,051,208
Restricted cash	-	55,000
Cash, cash equivalents, and restricted cash, beginning of period	$928,681	$2,106,208

Cash and cash equivalents	$683,836	$582,589
Restricted cash	-	55,000
Cash, cash equivalents, and restricted cash, end of period	$683,836	$637,589

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest expense	$3,162	$2,112

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

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021, CMS issued an NCD mandating national reimbursement coverage for Aurix when used in chronic non-healing wounds where a diabetes clinical diagnosis exists for the patient. During the nine months ended September 30, 2024, the Company raised proceeds of (i) approximately $1,500,000 from the sale of common stock to certain accredited investors in two private placements which closed in May and September 2024 and (ii) $151,200 from the exercise of warrants. During the year ended December 31, 2023, the Company raised proceeds of approximately $1,997,500 from the sale of common stock to certain accredited investors in two equity private placements which closed in August and December 2023.

We have incurred, and continue to incur, recurring losses and negative cash flows.  As of September 30, 2024, we have an accumulated deficit of approximately $31.8 million and cash and cash equivalents of approximately $0.7 million.

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

Even assuming we succeed in raising sufficient additional funds in the near future, we require additional capital and will seek to continue financing our operations with external capital.   Any equity financing may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any debt financing may require us to comply with additional onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, market reception of the Company and perceived likelihood of success of our business model, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financing, other transactions, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

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

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at September 30, 2024 and December 31, 2023 is listed below.

	September 30, 2024	December 31, 2023

Customer A	11%	*
Customer B	*	21%
Customer C	*	12%
Customer D	*	10%

*  less than 10%

Revenue from significant customers exceeding 10% of total revenues for the three and nine months ended September 30, 2024 and 2023 is listed below.  All our revenue for both periods was generated within the U.S.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Customer A	14%	14%	18%	11%
Customer D	*	14%	*	12%
Customer E	*	12%	*	10%

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

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents potentially subject us to a concentration of credit risk, as approximately $0.7 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 as of September 30, 2024. We maintain our cash in the form of money market deposit accounts with financial institutions that we believe are credit worthy. We maintained no cash equivalents as of September 30, 2024 or December 31, 2023. As of September 30, 2023, $55,000 of cash was considered as restricted as it collateralized a corporate credit card.

Accounts Receivable, net

We generate accounts receivable from the sale of Aurix products and accounts receivable as of September 30, 2024 and December 31, 2023 reflects customer receivables from commercial sales activities since the re-initiation of such sales beginning in the three months ended September 30, 2022.

We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. We estimate credit losses expected over the life of our trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for credit losses when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. For the nine-month period ending September 30, 2024, we recorded a provision for credit losses of $17,500. As of September 30, 2024, the allowance for credit losses was approximately $49,900. During the year ended December 31, 2023, we established a provision for credit losses of $160,000. As of December 31, 2023, the allowance for credit losses was approximately $32,400.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of September 30, 2024, our inventory consisted of approximately $102,000 of finished goods inventory and approximately $66,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2023, our inventory consisted of approximately $150,000 of finished goods inventory and approximately $60,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we will record the associated expense for this reserve to cost of sales in the consolidated statements of operations. For the three and nine months ended September 30, 2024, we incurred a provision of inventory obsolescence of $30,000 and wrote off an aggregate of approximately $27,400 of reagent and wound dressing kit raw materials. The reserve for inventory obsolescence totaled approximately $18,700 as of September 30, 2024. For the year ended December 31, 2023, we established an allowance for expired inventory of approximately $16,000.

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

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities for the 2016 Omnibus Plan options are based on the equally weighted average historical volatility from five comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We assume that the dividend rate on our common stock will be zero. There were 400,000 options granted during the three and nine months ended September 30, 2024 and 100,000 options granted during the three and nine months ended September 30, 2023. We recognize forfeitures of stock-based awards as they occur. The assumptions for options granted during the three and nine months ended September 30, 2024 and 2023 are summarized in the following table:

	2024	2023
Risk free rate	4.08%	4.37%
Weighted average expected years until exercise	5.5	5
Expected stock volatility	74%	100%
Dividend yield	-	-

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

A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. All our tax years remain subject to examination by the tax authorities.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in the nine months ended September 30, 2024 and 2023.

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

All of our potential dilutive securities are considered anti-dilutive for the three and nine months ended September 30, 2024 and 2023. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Nine months ended September 30, 2024	Nine months ended September 30, 2023

Shares underlying:
Common stock options	3,476,667	3,476,667
Stock purchase warrants	450,000	450,000
Financing participation right and contingent warrant	-	500,000
Performance shares	300,000	300,000
	4,226,667	4,726,667

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

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023

Medical equipment	$538,527	$387,665
Office/warehouse equipment	48,019	43,919
Warehouse/production equipment	23,317	23,317
	609,863	454,901
Less accumulated depreciation	(421,326)	(409,819)
Property and equipment, net	$188,537	$45,082

Depreciation expense was $3,972 and $3,672 for the three months ended September 30, 2024 and 2023, respectively.  Depreciation expense was $11,506 and $11,560for the nine months ended September 30, 2024 and 2023, respectively. None of our long-lived assets were deemed to be impaired during the nine months ended September 30, 2024 and 2023.

Note 4 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of September 30, 2024 and 2023:

Description	September 30, 2024	September 30, 2023

2022 Sales incentive warrants	450,000	450,000
Total	450,000	450,000

During the year ended December 31, 2022, we issued two warrants to purchase (i) 250,000 shares of common stock at an exercise price of $1.00 per share and expiring December 31, 2027 and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and expiring December 31, 2028 to a distribution partner under an agreement whereby the warrants are exercisable subject to the distributor attaining certain performance goals set forth in the warrants based upon exceeding sales quota revenues for calendar years 2023 through potentially 2025. The warrants are equity classified. The aggregate intrinsic value for 2022 sales incentive warrants as of September 30, 2024 was zero. Additionally, we agreed to issue certain additional warrants to acquire up to 500,000 shares of common stock to the same distribution partner where the issuance of the warrant was contingent upon future financing events. This warrant was issued as of January 1, 2024 and exercised by the holder during the nine months ended September 30, 2024. A portion of the warrant was exercised for proceeds of $151,200 and the remaining balance of the warrant was cashlessly exercised and resulted in the issuance of 86,889 shares of common stock.  See Note 5 – Equity and Stock Based Compensation for further information.

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

Pursuant to the Agreement, Pacific Med purchased 500,000 shares of common stock for $500,000. As part of the purchase of common stock, we agreed to grant to Pacific Med the right to participate in any future financing by Nuo through December 31, 2023 (the “Participation Rights”) in connection with a listing of our common stock on a national securities exchange. The Participation Rights entitled Pacific Med to purchase up to 500,000 shares of common stock upon substantially the same terms, conditions, and price provided for in such financing. If such a financing did not occur by December 31, 2023, we agreed to issue Pacific Med a warrant with a January 1, 2024 issuance date and exercisable until June 30, 2024, to purchase up to 500,000 shares of Common Stock at a price equal to the lower of $2.00 per share or the 20-day volume weighted average closing price per share ending December 31, 2023 (the “2024 Financing Participation warrant”). We issued the 2024 Financing Participation warrant to Pacific Med on January 1, 2024 with an exercise price of $0.56 per share. Pacific Med exercised (i) 270,000 of the warrants for cash proceeds of $151,200 and (ii) the remaining 230,000 warrants cashlessly in exchange for the issuance of 86,889 shares of common stock during the nine months ended September 30, 2024. The common stock, Participation Rights, and 2024 Financing Participation warrant are equity classified.

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under its existing sales and distribution arrangement, we also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitles Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share (the “First Warrant”) upon Pacific Med attaining certain performance goals set forth in the First Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2023 and/or 2024. The second warrant entitles Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share (the “Second Warrant”) upon Pacific Med attaining certain performance goals set forth in the Second Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2024 and/or 2025. The First Warrant will expire December 31, 2027 and the Second Warrant will expire December 31, 2028. The fair value of the First Warrant and Second Warrant at the date of issuance was approximately $434,000 and $345,000, respectively, based on a Black-Scholes option pricing model. As the exercisability of the two warrants is not considered probable as of September 30, 2024, there was no recognition of stock-based compensation expense for the nine months ended September 30, 2024. When exercisability is determined to be probable, the issuance date fair value of the warrant earned through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance. We also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the shares is not considered probable as of September 30, 2024, there was no expense recognition for the nine months ended September 30, 2024. When issuance is determined to be probable, the issuance date fair value of the shares through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance.

2024 Private Placement Equity Issuances

We sold 2,000,000 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in May and September 2024 for proceeds of $650,875 and $849,125, respectively.  Certain related parties including a principal shareholder, a member of the Board of Directors, and a member of senior management invested an aggregate of $281,250 in the two private placement transactions.

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

A summary of stock option activity under the 2016 Omnibus Plan during the nine months ended September 30, 2024 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2024	3,189,167	$0.64	5.69
Granted	400,000	0.33	10.00
Exercised	-	-	-
Forfeited or expired	(112,500)	0.75	-
Outstanding at September 30, 2024	3,476,667	$0.60	5.33
Exercisable at September 30, 2024	2,861,528	$0.62	4.50

There were 400,000 stock options granted to non-executive employees and members of the Board of Directors under the 2016 Omnibus Plan during the three and nine months ended September 30, 2024. The fair value of the granted options vesting over one and three years was approximately $86,700. There were 100,000 incentive stock options granted to an employee under the Plan during the three and nine months ended September 30, 2023. The aggregate intrinsic value for outstanding and exercisable options as of September 30, 2024 was approximately $323,700 and $222,700, respectively.

For the three months ended September 30, 2024 and 2023, we recorded stock-based compensation expense of $20,916 and $11,527, respectively. For the nine months ended September 30, 2024 and 2023, we recorded stock-based compensation expense of $27,078 and $18,665, respectively. As of September 30, 2024, there was approximately $133,600 of unrecognized compensation cost related to the non-vested stock options which is expected to be recognized prior to year-end 2027.

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

Total operating lease costs were approximately $26,300 and $39,400 for the three months ended September 30, 2024 and 2023, respectively, consisting solely of base rental and common area maintenance costs.   Total operating lease costs were approximately $92,400 and $118,200 for the nine months ended September 30, 2024 and 2023, respectively. The Company has no financing leases.

Future undiscounted cash flows under this lease are:

2024	19,460
2025	80,273
2026	82,705
2027	21,284
Total operating lease payments	203,722

Discount factor	(24,414)
Present value of operating lease liabilities	179,308
Current portion of operating lease liabilities	(64,619)
Non-current portion of operating lease liabilities	$114,689

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

Our current commercial offering consists of point of care technology for the safe and effective separation of autologous blood to produce a platelet-based therapy for the chronic wound care market. This offering is known as “Aurix” or the “Aurix System”. The FDA cleared the Aurix System for marketing in 2007 as a device under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”). Aurix is one of two platelet derived products cleared by the FDA for chronic wound care use and is indicated for most exuding wounds. The advanced wound care market, within which Aurix competes, is composed of advanced wound care dressings, wound care devices, and wound care biologics. Advanced wound care was estimated to be an approximate $10.8 billion global market in 2021 and estimated to be an approximately $4.15 billion North American market in 2020. Estimates indicate that 1-2% of the population in developed countries will suffer from a chronic wound at least once over their lifetime. According to the National Institute of Health, treatment of diabetic foot ulcers cost an estimated $9-$13 billion annually in the U.S. alone. An aging population and the still increasing prevalence of diabetes suggests a continued increase in the patient population at risk of developing chronic, non-healing wounds.

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

In 2012, a Medicare National Coverage Determination (“NCD”) from CMS reversed a twenty-year non-coverage decision for autologous blood derived products used in wound care. This NCD allowed for Medicare coverage under the Coverage with Evidence Development (“CED”) program.  CED programs have been employed for a selected variety of other therapies.  Under a CED program, CMS provides reimbursement for items or services on the condition that they be used in approved clinical protocols or in the collection of additional clinical data.  Under the CED program applicable to the Aurix System, a facility treating a patient with Aurix would be reimbursed by Medicare when health outcomes data were collected to inform future coverage decisions. The intent of the CED program was to evaluate the outcomes of Aurix therapy for the broader Medicare population when used in a “real world” continuum of care.

In May 2019, we transmitted a letter memorandum to CMS’ Coverage and Analysis Group (“CAG”) in support of our formal request for reconsideration of the then existing NCD based on clinical data collected and published under the CED program.

On April 13, 2021, CMS issued a final coverage decision memo indicating that Medicare would nationally cover autologous PRP for the treatment of chronic non-healing diabetic wounds for a duration of 20 weeks under Section 1862(a)(1)(A) of the Social Security Act. This coverage applies when using devices whose FDA-cleared indications include the management of exuding cutaneous wounds, such as diabetic ulcers. Coverage of autologous PRP beyond 20 weeks for diabetic foot ulcers and for the treatment of all other chronic, non-diabetic, non-healing wounds would be determined by local Medicare Administrative Contractors ("MACs").

For 2024, the Medicare national average reimbursement rate for the Aurix System is $1,739 per treatment under the Hospital Outpatient Prospective Payment System ("OPPS') final rules. the national average reimbursement rate will increase to $1,822 per treatment effective January 1, 2025.  We market the Aurix System at an approximate cost of $800 per treatment to wound care providers in the hospital outpatient setting.

Under the 2021 NCD, while coverage for Aurix was mandated in the physician office setting, the payment rate was subject to determination by the local MACs with payment rates received ranging from approximately $120 to $800 per treatment.  Based upon our perception of inconsistent, inadequate, and heterogeneous payment rates from the MACs, we submitted a formal comment request that CMS establish a national payment rate to reduce access barriers to the Aurix product.

On November 1, 2024, CMS issued final rules for the OPPS as well as the Medicare Physician Fee Schedule (“MPFS”) which will both become effective January 1, 2025.  Under the OPPS, the national average reimbursement rate for 2025 will increase to $1,829 per treatment, an increase of approximately 5%.  Under the MPFS, which outlines the Medicare payment rates to clinicians in the physician office setting, CMS established a national payment rate of approximately $900.  We believe that potential adoption in the physician office setting in multiple geographies could be favorably impacted by the establishment of the MPFS national payment rate.

Our Strategy

Our current commercial focus is establishing engagement with providers treating chronic non-healing wounds to demonstrate the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow. We anticipate developing these relationships with clinical providers and treatment facilities primarily by establishing a variety of distributor arrangements throughout the United States. Our commercial team consists of three senior employees who are leveraging their current and historical relationships to establish distributor arrangements. As of September 30, 2024, we had established contractual relationships with more than 200 individual distributor representatives including. a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. While we anticipate the number of distributor representatives will continue to expand modestly, our current focus is establishing commercial customer relationships with wound care providers in hospital outpatient wound care clinics during the remainder of 2024 and preparing for the implementation of the MPFS national payment rate in the physician office setting beginning in January 2025.  We also continue to be focused on ensuring that reimbursement mechanisms are properly administered by the local MACs under the April 2021 NCD and the MPFS final rule for 2025.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

Product revenues for the three months ended September 30, 2024 totaled approximately $371,000 in comparison to product revenues of approximately $232,000 in the three months ended September 30, 2023. Associated gross profit was approximately $270,000 in the three months ended September 30, 2024 in comparison to approximately $178,000 of gross profit in the three months ended September 30, 2023. The increase in revenues and gross profit was due to an expanding customer base over the past year as hospital wound care facilities and providers become incrementally aware of the Aurix product and the 2021 Medicare NCD. Gross profit for both the three months ended September 30, 2024 and 2023 were negatively impacted by provisions for inventory obsolescence of $30,000 and approximately $16,000, respectively.

Operating Expenses

Total operating expenses decreased approximately $120,000 to approximately $848,000 comparing the three months ended September 30, 2024 to the three months ended September 30, 2023. The decrease from the prior year was due primarily to a decrease in (i) provision for credit losses of $100,000, (ii) compensation and benefits expense of approximately $71,000 which was partially offset by an increase in (i) external consulting and professional fees of approximately $40,000 and (ii) sales infrastructure costs including distributor commissions of approximately $31,000.

Other Income (Expense)

Other expense, net for the three months ended September 30, 2024 and 2023 represents interest expense associated with the financing of insurance premiums in excess of interest income earned on excess available cash balances.

Comparison of Nine Months Ended September 30, 2024 and 2023

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

Product revenues for the nine months ended September 30, 2024 totaled approximately $970,000 in comparison to product revenues of approximately $412,000 in the nine months ended September 30, 2023. Associated gross profit was approximately $754,000 in the nine months ended September 30, 2024 in comparison to approximately $327,000 of gross profit in the nine months ended September 30, 2023.  In line with the three-month comparison above, the increase in revenues and gross profit was due to an expanding customer base as hospital wound care facilities and providers become incrementally aware of the Aurix product and the 2021 Medicare NCD. Gross profit for both the nine months ended September 30, 2024 and 2023 were negatively impacted by provisions for inventory obsolescence of $30,000 and approximately $16,000, respectively.

Operating Expenses

Total operating expenses decreased approximately $260,000 to approximately $2,582,000 comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023. The decrease from the prior year was due primarily to decreases in (i) compensation and benefits expense of approximately $261,000 (ii) provision for credit losses of approximately $83,000, and (iii) operating lease costs of approximately $26,000 which was partially offset by an increase in sales infrastructure costs including distributor commissions of approximately $124,000.

Other Income (Expense)

Other income, net for the nine months ended September 30, 2024 represents interest income on available cash balances in excess of interest expense associated with the financing of insurance premiums and by a nominal other income gain.  Other expense, net for the nine months ending September 30, 2023 primarily represents the same interest expense type charges in excess of nominal interest income.

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had cash, cash equivalents, and restricted cash of approximately $0.7 million, total current assets of approximately $1.3 million and total current liabilities of approximately $0.7 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2023, and 2022, we incurred net losses of approximately $3.2 million in each year. As of September 30, 2024, our accumulated deficit was approximately $31.8 million and our stockholders’ equity was approximately $0.9 million.

During the nine months ended September 30, 2024, we sold 2,000,000 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in May and September 2024 for total proceeds of $1,500,000.  Additionally, during the nine months ended September 30, 2024, we received proceeds of $151,200 from the exercise of warrants by Pacific Med.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Cash flows used in operating activities	$(1,741,083)	$(2,496,375)
Cash flows used in investing activities	$(154,962)	$(7,244)
Cash flow provided by financing activities	$1,651,200	$1,035,000

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 of approximately $1.7 million primarily reflects our net loss of approximately $1.8 million adjusted by (i) approximately $57,000 net change in operating assets and liabilities, (ii) approximately $95,000 total depreciation and amortization expense and stock-based compensation expense and (iii) provisions for inventory obsolescence and credit losses totaling $47,500.

Cash used in operating activities for the nine months ended September 30, 2023 of approximately $2.5 million primarily reflects our net loss of approximately $2.5 million adjusted by (i) approximately $0.2 million net change in operating assets and liabilities and (ii) approximately $97,000 total depreciation and amortization expense and stock-based compensation expense and (iii) a combined provision for credit losses and inventory obsolescence of approximately $116,000.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 of approximately $155,000 primarily represents our initial purchase of centrifuges since our restart of commercial operations in the amount of approximately $151,000. We had limited investing activities for the nine months ended September 30, 2023.

Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2024 reflects proceeds of (i) $1,500,000 from the sale of 2,000,000 shares of common stock in two private placements that closed in May and September 2024 and (ii) $151,200 from the exercise of 270,000 warrants in June 2024.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the un-remediated material weakness previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) as described below under “Material Weaknesses” and “Remediation Plan.”  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Beginning in mid-2019, we ceased ongoing operational activities and terminated all our financial accounting and reporting resources as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. When we re-started commercial operations in 2022 and as disclosed since our Annual Report for the year ended December 31, 2021, the Company had not hired and did not maintain a sufficient complement of accounting and financial reporting resources. The lack of sufficient accounting and financial reporting resources also prevented the Company from maintaining appropriately designed, and monitoring the effectiveness of internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.4	Amended and Restated By-Laws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein).

10.1	Securities Purchase Agreement entered into September 18, 2024 (previously filed on September 19, 2024 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2024 and 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine month periods ended September 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2024 and 2023 and (v)  Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: November 12, 2024
	By:	/s/ David E. Jorden
David E. Jorden Chief Executive and Financial Officer
(Principal Executive and Financial Officer)