Form 10-K
period 2024-12-31
Nuo Therapeutics, Inc.
filed 2025-04-01
CIK 1091596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes   ☐   No   ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the OTC Markets Group for the registrant’s common stock, as of June 28, 2024, the last business day of the registrant’s second fiscal quarter of 2024 was approximately $10.0 million.

As of March 28, 2025, the number of shares outstanding of the registrant’s common stock was 46,816,114.

NUO THERAPEUTICS, INC.

Special Note Regarding Forward-Looking Statements

Certain statements, other than purely historical information, in this Annual Report on Form 10-K (this "Annual Report") including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements”. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Annual Report and in other reports filed by us with the Securities and Exchange Commission (the “SEC”), including Forms 8-K and 10-Q. These risks and uncertainties include, among others, the following:

●	our limited revenue base and sources of working capital;
●	our limited operating experience;
●	our ability to continue as a going concern;
●	the dilutive impact of raising additional equity or debt;
●	our ability to timely and accurately report our financial results and prevent fraud if we are unable to maintain effective disclosure and internal controls;
●	acceptance of our product by the medical community and patients;
●	our ability to obtain adequate reimbursement from third-party payors;
●	our ability to contract with healthcare providers;
●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
●	our ability to protect our intellectual property;
●	our compliance with governmental regulations;
●	our ability to successfully sell and market the Aurix System;
●	our ability to attract and retain key personnel, including both of our executive officers;
●	our ability to perform under and realize sales and related benefits from our Distribution Agreement with Smith+Nephew as well as its ability to market and sell its private label Aurix product;
●	the fees, minimum purchase commitments, and expenses and costs associated with our Distribution Agreement with Smith+Nephew;
●	the impact of and our ability to undertake any license of our Aurix product, or receive and negotiate a business combination offer, due to the binding notification and negotiation rights we have provided to Smith+Nephew; and
●	our ability to successfully pursue strategic collaborations to help develop, support, or commercialize our current and future products.

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

In September 2007, Cytomedix received Section 510(k) clearance from the U. S. Food and Drug Administration (“FDA”) for the AutoloGel™ System, now known as the Aurix System (“Aurix”), for processing peripheral blood into an autologous platelet rich plasma ("PRP") for wound management .

In 2010, Cytomedix acquired the Angel Whole Blood Separation System from Sorin Group USA, Inc. In 2012, Cytomedix, acquired Aldagen, Inc. (“Aldagen”), a privately held developmental cell-therapy company. Aldagen remains a non-operational, wholly owned subsidiary of the Company.

In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, the Company filed for and emerged from bankruptcy under Chapter 11. Effective May 1, 2019, the Company furloughed its remaining employees and ceased standard operational activities as it awaited developments concerning its reconsideration request with the Centers for Medicare & Medicaid Services (“CMS”) regarding Medicare coverage for Aurix.

In April 2021, CMS issued a favorable National Coverage Determination (“NCD”) for autologous PRP products and the Company restarted business activities in October 2021.  The Company's principal offices are located in Houston, Texas.

Our Business and Product

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

Our current commercial offering consists of a point of care technology for the separation of autologous blood to produce a platelet-based therapy for use in the chronic wound care market. This offering is known as “Aurix” or the “Aurix System”. The FDA cleared the Aurix System for marketing in 2007 as a device under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”). Aurix is one of three platelet derived products cleared by the FDA for chronic wound care use and can be used for most exuding wounds. The advanced wound care market, within which Aurix competes, is composed of advanced wound care dressings, wound care devices, and wound care biologics, and is estimated to be an approximately $10.8 billion global market in 2021 with the North American market estimated at approximately $4.15 billion in 2020. Estimates remain that 1-2% of the population in the developed countries will suffer from a chronic wound at least once in their lifetime. According to the National Institute of Health, treatment of diabetic foot ulcers cost an estimated $9-$13 billion annually in the U.S. alone. An aging population and the still increasing prevalence of diabetes suggests a continued increase in the patient population at risk of developing chronic, non-healing wounds.

The Aurix System produces a platelet rich plasma (“PRP”) gel at the point of care using the patient’s own platelets and plasma sourced from a small draw of peripheral blood.  The Aurix PRP comprises a natural, endogenous complement of protein and non-protein signal molecules that are believed to contribute to effective healing. During treatment, the patient’s platelets are activated and release hundreds of growth factor proteins and other signaling molecules that form a biologically active hematogel. Aurix delivers concentrations of the natural complement of cytokines, growth factors and chemokines that are known to regulate angiogenesis (i.e., the development of new blood vessels), cell growth, and the formation of new tissue. Once applied to the prepared wound bed, the biologically active Aurix hematogel is thought to work by restoring the balance in the wound environment to transform a non-healing wound to a wound that heals naturally.

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

In May 2019, we transmitted a letter memorandum to CMS’ Coverage and Analysis Group (“CAG”) in support of our completed formal request for reconsideration of the then existing national coverage determination based on the clinical data collected and published under the CED program. The completed formal public request for reconsideration was made on May 8, 2019.

In April 2021, CMS issued a final coverage decision memo indicating that Medicare would nationally cover autologous PRP for the treatment of chronic non-healing diabetic wounds for individual patients' care for a duration of 20 weeks under Section 1862(a)(1)(A) of the Social Security Act. This coverage applies when using devices whose FDA-cleared indications include the management of exuding cutaneous wounds, such as diabetic ulcers. Coverage of autologous PRP beyond 20 weeks for diabetic foot ulcers and for the treatment of all other chronic, non-diabetic, non-healing wounds will be determined by local Medicare Administrative Contractors ("MACs").

Although FDA cleared the Aurix System for marketing for wound care management in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for the product beginning in 2016. For 2025, the CMS national average reimbursement rate for the Aurix System is $1,829 per treatment in place of service ("POS") 22 (hospital outpatient departments), which we believe provides appropriate payment to facilities for product usage.  The Company also submitted public comments to CMS as part of its annual rule-making procedures under the Physician Fee Schedule ("PFS") for payments to clinicians in primarily POS 11 (physician offices).  In November 2024, CMS issued its final PFS for calendar 2025 and established a national average payment of $890.  In response to this final rule which removed the payment amount discretion from the MACs within POS 11, the Aurix System became economically viable within the physician office care setting effective January 1, 2025.

Our Strategy and Market

Our current commercial focus is to continue engaging and establishing relationships with providers treating chronic non-healing wounds to demonstrate the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow. We anticipate developing these relationships with clinical providers and treatment facilities primarily by establishing a variety of distributor and sales agent arrangements throughout the United States and internationally. Our commercial team consists of five senior employees who are leveraging their current and historical relationships to establish additional third-party sales arrangements.

Following the restart of our business activities in October 2021, commercially available Aurix product was first available in May 2022 for demonstration and evaluation purposes. Through a growing sales agent network, Aurix is presently being evaluated by various hospital Value Analysis Committees (VACs) as part of the process of approving its clinical use. While limited initial commercial revenues were recorded during the second half of 2022, revenues increased to approximately $609,000 in 2023 and further increased to approximately $1,365,000 in 2024, and we expect revenues will continue growing in the future.

As of December 31, 2024, we had established contractual relationships with more than 200 third-party entity and individual representatives including a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. The number of sales agent representatives may continue to expand modestly in the months ahead, but the current focus is establishing commercial customer relationships with wound care providers in primarily hospital outpatient wound care clinics and ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 NCD.

Distribution Agreement with Smith+Nephew

On March 31, 2025, we entered into a Distribution Agreement (the “Distribution Agreement”) with a U.S. affiliate of Smith & Nephew PLC (“Smith+Nephew”), a global medical technology company.  Under the Distribution Agreement, we will supply to Smith+Nephew its own private label of our Aurix product.  Although Smith+Nephew will be the sole and exclusive distributor in the United States of a private label Aurix product (the “Private Label product”), we have the ability and will continue to market, distribute, and sell our own Aurix branded product.

Under the Distribution Agreement, Smith+Nephew will purchase Private Label product from us from time to time at agreed upon transfer pricing and we shall manufacture, package, and ship the Private Label product to Smith+Nephew’s customers in accordance with purchase orders and the Distribution Agreement.  During the initial term of the Distribution Agreement commencing on the date of first sale by Smith+Nephew, minimum annual purchase commitments will apply to Smith+Nephew of an average of approximately $500,000 per year for Smith+Nephew to maintain exclusive distribution rights.

As consideration for entering into the Distribution Agreement, Smith+Nephew will pay us up to $2,250,000 for distribution rights and in exchange for our establishment and maintenance of reimbursement in certain categories for the Aurix and the Private Label products. These fees will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the Distribution Agreement if we do not comply with certain terms and conditions.

The Distribution Agreement is for an initial term of five years and is renewable for additional two-year terms subject to earlier termination in accordance with the terms and conditions of the agreement. Although the Distribution Agreement is exclusive to Smith+Nephew in the United States, we are entitled to maintain our existing distributors and increase our sales agent network for the Aurix product. The Distribution Agreement also contains other standard and negotiated terms and conditions including non-solicitation of each party’s customers based on identified customer lists, and liability and indemnity clauses.

The description above of the Distribution Agreement is qualified by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.1 to this Annual Report and incorporated herein.

The Science Underlying Aurix and Platelet Rich Plasma

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

Chronic Wounds

Dysregulation of cellular and biological responses contribute to the chronic wound phenotype. Chronic wounds have reduced levels of growth factors and concomitant decreases in cellular proliferation (Mast 1996). There is increased cellular senescence (Telgenhoff 2005), and there generally is a lack of perfusion that can inhibit the delivery of nutrients and cells required for regeneration (Guo 2010). As the body attempts to stave off infection, elevated concentrations of free radicals accumulate in the chronic wound and further damage surrounding tissue (Moseley 2004, James 2003).

Aurix Therapy

Aurix has been cleared by FDA for marketing with an indication for wound management including such chronic wounds as leg ulcers, pressure ulcers, and diabetic ulcers and other exuding wounds such as mechanically or surgically debrided wounds. The Aurix therapeutic is formed by mixing a sample of a patient’s platelets and plasma with pharmaceutical grade thrombin and ascorbic acid. The thrombin activates platelets while ascorbic acid drives the synthesis of high tensile strength collagen, clears damaging free radicals and controls gel consistency. The topical dermal application of Aurix gel bypasses the lack of local perfusion to provide immediate signals for new tissue formation and ultimately healing.

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

Anti-infective Activity

The bioburden population in chronic wounds varies over time and wounds invariably retain or become re-infected with some level of bacteria that is detrimental to healing (Howell-Jones 2005). In addition to regenerative capacity, platelets release anti-microbial peptides effective against a broad range of pathogens including Methicillin Resistant Staphylococcus Aureus (“MRSA”) (Moojen 2007, Jia 2010, Tang 2002, Bielecki 2007).

Clinical Efficacy

Multiple efficacy and effectiveness studies have been published in peer reviewed journals documenting the impact of using Aurix to treat chronic wounds, available as part of the reconsideration review by CMS in establishing the NCD, including the following:

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

Customer Concentration

Our revenues are derived from the sale of the Aurix product to customers consisting primarily of hospital outpatient wound care clinics and other private practice physicians treating chronic wounds.  The Aurix product became commercially available for sale again in mid-2022 with limited revenues generated during the balance of the year ended December 31, 2022. Product revenues increased to approximately $1,365,000 for the year ended December 31, 2024 versus approximately $609,000 for the year ended December 31, 2023.

Licenses and Intellectual Property Rights

Nuo relies on a combination of trademarks, trade secrets, copyright laws as well as confidentiality agreements, contractual provisions, and other similar measures, to establish and protect its business interests.

Government Regulation

Government authorities in the U.S., Canada, the European Union, and other countries extensively regulate pharmaceutical products, biologics, and medical devices. The Company’s products and product candidates are subject to approval or clearance by the governing bodies prior to and during the marketing and distribution of a product. Regulatory requirements apply to, but are not limited to, research and development, safety and efficacy, clinical studies, manufacturing, labeling, distribution, advertising and marketing, and the import and export of products. Before a product candidate is cleared or approved by the governing bodies for commercial marketing, rigorous preclinical and human clinical testing may be necessary to determine the safety and efficacy or effectiveness of the product. If the Company fails to comply with the applicable laws and regulations at any time during the product development process, approval, or clearance process, or during commercialization, it may become subject to administrative penalties, injunction or criminal prosecution.  These sanctions may include, but are not limited to, refusal to approve or clear pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of the Company’s operations, injunctions, fines, civil penalties and/or criminal prosecution. Any enforcement action could have a material adverse effect on the Company.

Medical Device Regulation

The Company reinitiated manufacture and available commercial distribution of the Aurix System in May 2022. As such, this and future products manufactured and/or distributed by the Company may be subject to regulations by the applicable governing bodies, including but not limited to, the FDA, Health Canada, the European Medicines Agency, the Japanese Ministry of Health & Welfare, and other regulatory agencies. The Company currently has no meaningful business development initiatives outside of the U.S. Each of the foreign governing bodies noted above serves a comparable function as the FDA. As such, the Company and its products and product candidates are subject to the regulations enforced by these regulatory bodies and other entities. These regulations include, but are not limited to, product clearance, documentation requirements, good manufacturing practices, quality systems regulation, and medical device reporting. Labeling and promotional activities are also subject to regulation by the U.S. Federal Trade Commission, in certain circumstances. Current enforcement policies prohibit the marketing of cleared or approved medical devices for unapproved uses.  The labeling and advertising of medical devices are reviewed by various government bodies to ensure that unapproved uses are not promoted. Before a new medical device can be introduced to the market, the manufacturer must obtain clearance or approval from the applicable regulatory agency, depending upon the device classification. In the U.S., medical devices are classified into one of three classes — Class I, II, or III.  In the U.S., Class I devices are non-critical products that the FDA believes can be adequately regulated by “general controls” which include provisions relating to labeling, manufacturer registration, defect notification, records and reports, and the FDA’s Quality Systems Regulations. Most Class I devices are exempt from pre-market notification. Class II devices are products for which the general controls of Class I devices, by themselves, are not sufficient to assure safety and effectiveness and, therefore, require additional controls. Additional controls for Class II devices may include performance standards, post-market surveillance patient registries, pre-market clearance through the Section 510(k) notification system, and the adherence to FDA guidance. Standards may include both design and performance requirements. Class III devices have the most restrictive controls and require pre-market approval by the FDA.  All of the governing bodies with responsibility over the Company’s products have the ability to inspect medical device manufacturers, order recalls of medical devices in some circumstances, seize non-complying medical devices, and pursue prosecution of either civil or criminal violations.

For most class II devices, Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) requires individuals or companies manufacturing medical devices intended for human use to file a notice with the FDA at least ninety days before intending to introduce the device into the market. This notice, commonly referred to as a 510(k) premarket notification, must identify the type of classified device into which the product falls, the class of that type, and a specific product already being marketed or cleared by the FDA and to which the product is “substantially equivalent.” In some instances, the 510(k) must include data from human clinical studies to establish “substantial equivalence.” The FDA must agree with the claim of “substantial equivalence” before the device can be marketed. The statutory time frame for clearance of a 510(k) is ninety days, though it often takes longer. Nuo currently only markets a product that is subject to, and has obtained, 510(k) clearance.

The Aurix System consists of the Aurix Wound Dressing Kit, Aurix Reagent Kit, and Aurix System Centrifuge II. Each component of the Aurix System is a legally marketed product that has been cleared or approved by the FDA. The Aurix System Centrifuge II, when used with the Aurix Wound Dressing Kit and Aurix Reagent Kit, are suitable for use on exuding wounds such as leg ulcers, pressure ulcers and diabetic ulcers, and for the management of mechanically or surgically debrided wounds.

As a specification developer, manufacturer, and distributor of medical devices, the Company is required to comply with other regulations and standards, such as the FDCA and implementing regulations set forth in 21 CFR et seq. and also ISO 13485.  As a manufacturer and distributor of medical devices, the Company, and in some instances its subcontractors, is required to register its facilities and products manufactured annually with the appropriate governing bodies and certain state agencies.  Additionally, the Company is subject to periodic inspections by the governing bodies to assess compliance with quality regulations. Facilities may also be subject to inspections by other federal, foreign, state, or local agencies. Accordingly, manufacturers such as the Company must continue to expend time, money, and effort around production and quality control to maintain compliance with quality systems and ISO 13485 and other aspects of regulatory compliance.

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

Employees

The Company had 9 full-time employees as of December 31, 2024 which are all compensated as salaried employees. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

Research and Development

During the years ended December 31, 2024 and 2023, we incurred no significant costs for research and development activities.

Competition

While Aurix faces competition in the chronic wound care market from any other FDA cleared platelet derived products, we also face competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors in the areas of advanced wound care dressings, wound care devices, and wound care biologics. Leading companies in the advanced wound care market include Smith+Nephew, 3M, MoInlycke, and ConvaTec.  Leading competitors in the wound care market that offer other biologic products such as tissue-based products include companies such as MiMedx, Organogenesis, Integra Life Sciences, as well as a significant number of smaller companies.  While we believe that Aurix can compete favorably based on broad application across multiple wound etiologies, we expect that many physicians and allied professionals will continue to employ other treatment approaches and technologies, separately and in combination, in an attempt to treat chronic and hard-to heal wounds.  The chronic wound market has many therapies that compete with Aurix that have established habitual use patterns and provider contracts to encourage standardized use.  Furthermore, other companies have developed or are developing products that could be in direct future competition with our current product line.   We may not be able to compete effectively against such companies. Many of these companies have substantially greater capital resources, larger marketing staff and more experience in commercializing products than we do. See “Item 1A. Risk Factors – Risks Relating to Distribution of Our Product - Our Product Has Existing Competition in the Marketplace.”

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available through our website at www.nuot.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed it electronically with, or furnished it to, the SEC. Information appearing on, and accessible through, our website is not part of this Annual Report.

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

Risks Related to Our Financial Position

Our Revenue Base Is Limited to a Single Product Seeking Market Adoption; We Need Substantial Additional Financing and our Ability to Successfully Affect Such Financing Could Be Limited.

Our current revenue base is limited to our Aurix product, and our Aurix revenue has been limited to date.  We have a history of losses and are not currently profitable. For the year ended December 31, 2024, we incurred a net loss of approximately $2.3 million. Even if we succeed in raising substantial additional funds, we expect to incur losses and negative operating cash flows in the immediate future. We may never generate sufficient revenues to achieve and maintain profitability.

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

We Have a Limited Operating History and Limited Operating Experience.

We only recently began re-implementing our commercialization strategy for Aurix in the second half of 2022. Thus, we still have a limited operating history. Continued operating losses, together with the risks associated with our ability to gain new customers for Aurix, may have a material adverse effect on our liquidity. We may also be forced to respond to unforeseen difficulties, such as decreased demand for our products and services, downward pricing trends, regulatory requirements, and unanticipated market pressures.

Our Financial Position Creates Doubt as to Whether We Will Continue as a Going Concern.

The Company reestablished commercial operations in 2022 and generated limited revenues of approximately $112,000 for the year ended December 31, 2022.  For the year ended December 31, 2023, product revenues increased to approximately $609,000 while subsequently increasing to $1,365,000 for the year ended December 31, 2024. For the years ended December 31, 2024 and 2023, the Company had a net loss of approximately $2.3 million and $3.2 million, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain funding from additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. It is uncertain whether we will be able to obtain such financing on satisfactory terms or at all. Our continuing losses and limited cash resources raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds in order to continue to conduct our business.  If we are unable to increase our revenues to secure sufficient capital to fund our operating activities, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, delay the pursuit of commercial insurance reimbursement for our wound treatment technologies, and postpone the hiring of new personnel.

We May Issue Additional Equity or Debt Securities Which Will Likely Dilute and May Materially and Adversely Affect the Price of our Common Stock.

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

We May Not Be Able to Timely and Accurately Report our Financial Results or Prevent Fraud If We Are Unable to Maintain Effective Disclosure and Internal Controls.

Effective disclosure controls and procedures and internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. Our management concluded there was a material weakness in our internal control over financial reporting as of the period covered by this Annual Report.  Although we have taken steps to remediate such weakness, the material weakness cannot be considered remediated until the controls operate for a sufficient period of time and management concludes that our internal controls are operating effectively. While we believe that our intended remediation efforts will resolve the identified material weakness, there is no assurance that such efforts will be sufficient or that additional actions will not be necessary, which may undermine our ability to provide timely, accurate and reliable reports on our financial and operating results. Further, if we remediate our current material weakness but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

Risks Related to Our Business, Industry and Regulatory Approval of Our Product

The Success of Aurix Is Dependent on Acceptance by the Medical Community.

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

The Successful Commercialization of the Aurix System Will Depend on Obtaining Reimbursement from Third-Party Payors.

In the U.S., the market for any pharmaceutical or biologic product is affected by the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies. If we cannot demonstrate favorable outcomes or a cost-benefit relationship, we may have difficulty obtaining adequate coverage or reimbursement for our products from these payors. Third-party payors may also deny coverage for our product if they determine that the product is experimental, unnecessary, or inappropriate. Coverage and reimbursement are often determining factors in predicting a product’s success, with some physicians and patients strongly favoring only those products for which they will be reimbursed.

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

A Disruption in Healthcare Provider Networks Could Have an Adverse Effect on Operations and Profitability.

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

We May Be Unable to Attract a Strategic Partner for the Further Development of Potential Future Product Candidates.

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

Our Limited Number of Staff May Affect our Ability to Conduct our Operations and Other Functions Effectively.

Our future success depends on our ability to attract, retain, and motivate highly skilled management, scientific and sales personnel. As of December 31, 2024, we had only nine full-time employees. Our ability to maintain and provide services to our customers and our ability to provide the necessary support as part of any collaborations depends upon our ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in regenerative biological therapy technologies. Our current liquidity situation makes it unlikely that we will be able to hire additional personnel in the immediate future. Even assuming that we can resolve our immediate liquidity concerns, competition for such personnel is intense; we compete with pharmaceutical, biotechnology and healthcare companies with greater access to resources. Our inability to hire qualified personnel may lead to higher recruitment, relocation, and compensation costs for such personnel. These increased costs may make hiring new key personnel impractical.

We Are Substantially Dependent Upon our Executive Officers.

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

A reagent used for our Aurix product, bovine thrombin (Thrombin JMI), is available exclusively through Pfizer. Pfizer may unilaterally raise the prices for the reagent. If a temporary or permanent interruption in the supply of the reagent were to occur, or the manufacturing costs charged by Pfizer exceed what we can reasonably afford, we would have to seek alternative sources of supply. There is no assurance we would be able to identify a suitable second source of supply or do so without significant delay. Despite our efforts to maintain an adequate supply of inventory, the loss of Pfizer, or its inability to provide us with an adequate supply of a reagent, could cause delay in the manufacture of our product, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

We Could Be Affected by Malpractice or Product Liability Claims.

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

Risks Related to Distribution of Our Product

There Can Be No Assurance that Smith+Nephew Will Be Able to Establish a Market for its Private Label Product.

On March 31, 2025, we entered into a Distribution Agreement (the “Distribution Agreement”) with Smith+Nephew, a global medical technology company.  Under the Distribution Agreement, we will supply to Smith+Nephew its own private label of our Aurix product (the “Private Label product”).  There is no assurance that Smith + Nephew will find a market for its Private Label product.  The amount of our sales under the Distribution Agreement will depend in part on the amount of purchase orders that we receive from Smith+Nephew.  If Smith+Nephew does not establish a sufficient market for its Private Label product, then our business and operating results and financial condition may be adversely affected.

Fulfilling Purchase Orders under the Distribution Agreement Will Place Demands on our Management and Financial Resources.

While we currently manufacture, package, and ship our Aurix product, we have no history operating as a supplier for a private label product.  Establishing and maintaining logistics to supply Private Label product will necessitate that we meet certain deadlines, performance measures and other standards, and compliance and other requirements.  This will place demands on our management and financial resources, which may be burdensome particularly for a smaller company like ours.  The costs and expenses associated with fulfilling purchase orders resulting from and generally complying with the Distribution Agreement will reduce the corresponding income we earn.  There can be no assurance that the demands on our management and financial resources related to the Distribution Agreement will not adversely affect our business and operating results and financial condition.

The Existence of a Private Label Alternative to our Aurix Product May Limit the Potential Customers and Sales for our Aurix Product.

A private label arrangement represents an alternative to a supplier’s own branded product.  Compared to Nuo, Smith+Nephew is a larger company with more resources and a more substantial number of sales representatives.  Further, we will have no direct control over the prices that Smith+Nephew will charge its customers for its Private Label product.  Although the Distribution Agreement provides Smith+Nephew with exclusive distribution of a private label Aurix product in the United States, we are entitled to maintain our current distributors for the Aurix product in addition to expanding the number of our sales agents. The existence of a competing distributor and product in the market may adversely affect our ability to increase sales of our own Aurix product.

If Smith+Nephew Determines that Marketing and Sales of its Private Label Product Do Not Meet Its Expectations or Priorities, then Smith+Nephew May Terminate the Distribution Agreement.

If Smith+Nephew determines that marketing and sales of its Private Label product do not meet its expectations or priorities, then Smith+Nephew may terminate the Distribution Agreement.  The Distribution Agreement is for an initial term of five years, but Smith+Nephew has the ability to terminate upon 12 months’ notice.  If Smith+Nephew determines that sales of its Private Label product do meet expectation or priorities, or Smith+Nephew otherwise determines not to continue marketing the Private Label product, then Smith+Nephew may terminate the Distribution Agreement.  In such an event, we would no longer generate revenues under the Distribution Agreement and our business and operating results and financial condition may be adversely affected.

Our Product Has Existing Competition in the Marketplace and We May Not Be Able to Compete Effectively.

In the market for biotechnology products, we face competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors.  Despite the addition of the Private Label product and our Distribution Agreement with Smith+Nephew, we will continue to face competitive forces. The chronic wound market has many therapies that compete with Aurix that have established habitual use patterns and provider contracts to encourage standardized use.  Furthermore, other companies have developed or are developing products that could be in direct future competition with our current product line. Biotechnology development projects are characterized by intense competition. Thus, we may not be the first to market with any newly developed products and we may not successfully be able to market these products. If we are not able to participate and compete in the regenerative biological therapy market, our financial condition will be materially and adversely affected. We may not be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staff and more experience in commercializing products than we do. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments that will compete with our current and future products.

Our Efforts to Secure Commercial Partners May Not Be Successful.

In addition and subject to the Distribution Agreement with Smith+Nephew, from time to time, we may engage in discussions with larger companies regarding potential strategic partnerships involving the broad commercialization of Aurix. The resources and expertise of such a partner would greatly facilitate the capture of market share within the wound care market but would require that the economic benefits of such a broad penetration would be shared with said partner. We may not be successful in securing such a partner. Furthermore, even if a partner is secured, the partnership may not attain the market penetration contemplated, and the profits ultimately realized by us, if any, may not be sufficient to allow us to execute our business strategy.  Furthermore, under the Distribution Agreement, we must offer Smith+Nephew certain licensing and distribution rights in connection with improvements to our Aurix product and new products. These rights may prevent or limit our ability to secure an additional strategic partner.

We May Use Third-Party Collaborators and Service Providers to Help Us Support, Develop or Commercialize our Product Candidates, and our Ability to Commercialize Such Candidates May Be Impaired or Delayed if Such Collaborations or Engagements Are Unsuccessful.

In addition and subject to the Distribution Agreement with Smith+Nephew, we may in the future selectively pursue strategic collaborations or engagements for, among other purposes, development, data collection, analysis, and/or commercialization of our product candidates, domestically or otherwise. There can be no assurance as to our ability to utilize the data from such engagements to their potential. Nor can there be any assurance, in general, that we will be able to identify suitable future collaborators or negotiate collaboration agreements on terms that are acceptable to us or at all. In any current or future third-party collaborations, we are and would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation and engagement. For a variety of reasons outside of our control, our collaborators or third-party providers may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also result in product development delays, decreased revenues and litigation expenses.  Furthermore, under the Distribution Agreement, we must offer Smith+Nephew certain licensing and distribution rights in connection with improvements to our Aurix product and new products, as well as additional notification and negotiation rights. These rights may prevent or limit our ability to use third-party collaborators and service providers.

If We Are Unable to Maintain and Expand Our Network of Distributors and Sales Agents, We May Not Be Able to Generate Sales.

Our operating results are directly dependent upon the sales and marketing efforts of not only our employees, but also our current independent distributors and sales agents. We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network.  In addition, the Distribution Agreement with Smith+Nephew provides it with exclusive distribution rights for a private label of our Aurix product and limits our ability to engage new distributors.  If certain of our current distributors and sales agents were to cease to do business with us, our sales could be adversely affected. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified sales agents. We may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to engage or retain qualified sales agents would prevent us from maintaining or expanding our business and generating sales.

Risks Related to Government Regulations

Our Product Is Subject to Governmental Regulation.

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

Failure to Obtain Regulatory Approval in International Jurisdictions Would Prevent Us from Marketing our Product Abroad.

We have initially and may in the future further seek to market some of our product candidates outside the U.S. In order to market our product candidates in the European Union and many other jurisdictions, we must submit clinical data concerning our product candidates and obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval from foreign regulators may be longer than the time required to obtain FDA approval. The regulatory approval process outside the U.S. may include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product candidate be approved for reimbursement before it can be approved for sale in that country. In some cases, this may include approval of the price we intend to charge for our product, if approved. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, or at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA, but a failure or delay in obtaining regulatory approval in one country may negatively affect the regulatory process in other countries. We may not be able to file for regulatory approvals and may not receive the necessary approvals to commercialize any products in any market and therefore may not be able to generate sufficient revenues to support our business.

Risks Related to Our Intellectual Property and Cybersecurity

Our Intellectual Property Assets Are Critical to our Success.

We regard our trademarks, trade secrets and other intellectual property assets as critical to our success. We rely on a combination of trademarks, trade secret and copyright laws, as well as confidentiality procedures, contractual provisions, and other similar measures, to establish and protect our intellectual property. We attempt to prevent disclosure of our trade secrets by restricting access to sensitive information and requiring employees, consultants, and other individuals with access to our sensitive information to sign confidentiality agreements. Despite these efforts, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology in the future. Furthermore, policing the unauthorized use of our intellectual property assets is difficult and expensive. Litigation could result in substantial costs and diversion of resources. We can provide no assurance that we will be successful in any litigation matter relating to our intellectual property assets. Any misappropriation of our intellectual property assets could have a material adverse effect on our ability to increase sales of our commercial product and/or continue the development of any future pipeline candidates.

If We Are Unable to Protect the Confidentiality of our Proprietary Information and Know-how, our Competitive Position Would Be Impaired.

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

If We Infringe, or Are Alleged to Infringe, Intellectual Property Rights of Third Parties, our Business Could Be Harmed.

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

Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We have not conducted an exhaustive search or analysis of third-party patent rights to determine whether our research, development, or commercialization activities, including any product candidates resulting from these activities, may infringe or be alleged to infringe any third-party patent rights. As a result of intellectual property infringement claims, or to avoid potential claims, we may choose or be required to seek a license from the third party. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the licensee would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property.

Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. All of the issues described above could also affect our potential collaborators to the extent we have any collaborations then in place, which would also affect the success of the collaboration and therefore us. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including inter partes review and/or interference proceedings declared by the U. S. Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our product candidates and technology.

Our Business May Be Adversely Impacted by Information Systems Failures or Data Breaches.

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

Risks Related to Our Common Stock

A Retail Trading Market for our Common Stock May Not Actively Develop.

Shares of our common stock currently resumed trading on the OTCQB on August 22, 2022. Prior to then, due to a prior lack of current and publicly available information about the Company, trading in shares of our common stock was eligible only for unsolicited quotes on the “Expert Market” of the OTC Markets Group. Because quotations in Expert Market securities are restricted from public viewing, the designation severely limits the number of buyers of and effectively prevents the development of an active trading market in, designated securities. Even though shares of our common stock now trade on the OTCQB, there can be no assurance as to whether OTC Markets Group will continue to enable shares of our common stock to be quoted on a retail market or whether shares of our common stock can successfully be traded on other trading platforms. As a result, any limited trading of shares of our common stock subject to having a higher risk of wider spreads, increased volatility, and price dislocations.

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

The Compliance and Reporting Requirements of Being a Public Reporting Company Can Be Time-Consuming and Costly.

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

Our Officers, Directors and Principal Stockholders Can Exert Significant Influence Over Us and May Make Decisions That Are Not in the Best Interests of All Stockholders.

As of March 10, 2025, our officers and directors beneficially owned approximately 20.4% of our shares of common stock, while three other principal stockholders beneficially owned in the aggregate an additional approximately 40.9% of our shares of common stock. As a result, our officers, directors, and certain principal holders of common stock are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and the approval of a business combination. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock, if and when it commences trading. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions Engaged in by our Officers, Directors or Principal Stockholders Involving our Common Stock May Have an Adverse Effect on the Value of our Common Stock.

Sales of our common stock by our officers, directors and principal stockholders could have the effect of lowering the price or value of our common stock. The perceived risk associated with the possible sale of a large number of shares of common stock by those stockholders could cause some of our stockholders to sell their stock, thus adversely affecting the value of our common stock. Our largest stockholders, directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection of management’s view of the business, which may result in some stockholders selling their shares of our common stock. These sales also could adversely affect the value of our common stock.

Volatility of our Stock Price Could Adversely Affect Current and Future Stockholders.

The market price of our common stock is likely to fluctuate widely in response to various factors which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have periodically experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors that could cause the market price to fluctuate substantially include, among others:

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

Notification, Negotiation, and Participation Rights We Provided to Smith+Nephew May Impact our Ability to License the Aurix Product to or Enter into a Business Combination with a Third Party, or our Ability to Sell Equity Securities during the Term of the Distribution Agreement.

Among the terms of the Distribution Agreement, we provided to Smith+Nephew for a period of 18 months a right of notification, and a right of first negotiation for 45 days, in the event we receive a proposal from another party for (a) the license, assignment, transfer, or disposal of our Aurix product or related products, or (b) a business combination that we submit or recommend to our stockholders. Under the Distribution Agreement, we also provided to Smith+Nephew a right of notification and participation in any proposed sale of our equity securities.  There can be no assurance whether we will receive a proposal or offer, or consummate a relevant transaction, during the 18-month period through September 2026.  There also can be no assurance whether we seek to sell equity securities during the term of the Distribution Agreement.  The existence of these rights may adversely impact whether we receive licensing or similar proposals, whether we receive a business combination offer, or whether we seek to sell equity securities.  Even if we receive such a proposal or offer, or sell securities, the existence of these rights held by Smith+Nephew may adversely affect the price and terms of such a proposal, offer, or transaction, and the willingness of and timing for us or other parties to complete such a proposal, offer, or transaction.

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

Holders

According to information provided by the transfer agent of the Company, there were approximately 800 holders of record of our common stock as of March 10, 2024.

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

Distribution Agreement with Smith+Nephew

On March 31, 2025, we entered into a Distribution Agreement (the “Distribution Agreement”) with a U.S. affiliate of Smith & Nephew PLC ("Smith+Nephew"), a global medical technology company.  Under the Distribution Agreement, we will supply Smith+Nephew with its own private label of our Aurix product.  Although Smith+Nephew will be the sole and exclusive distributor in the United States of a private label Aurix product (the “Private Label product”), we have the ability and will continue to market, distribute, and sell our own Aurix branded product.  The Distribution Agreement is for an initial term of five years and is renewable for additional two-year terms, subject to provisions for earlier termination.

Under the Distribution Agreement, Smith+Nephew will purchase Private Label product from us from time to time at agreed upon transfer pricing and we shall manufacture, package, and ship the Private Label product to Smith+Nephew’s customers in accordance with purchase orders and the Distribution Agreement.  During the initial term of the Distribution Agreement commencing on the date of first sale by Smith+Nephew, minimum annual purchase commitments will apply to Smith+Nephew of an average of approximately $500,000 per year for Smith+Nephew to maintain exclusive distribution rights.

As consideration for entering into the Distribution Agreement, Smith+Nephew will pay us up to $2,250,000 for distribution rights and in exchange for our establishment and maintenance of reimbursement in certain categories for the Aurix and the Private Label products. Such fees will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the Distribution Agreement if we do not comply with certain terms and conditions.   A portion of the $2,250,000 was previously paid to us during the fiscal period ended March 31, 2025 in connection with entering into an exclusivity period to negotiate the Distribution Agreement.

We believe that Smith+Nephew will need time to establish and begin commercial sales of its Private Label product.  As a result, we anticipate limited sales under the Distribution Agreement during the next 12 months.  While the Distribution Agreement will provide us with revenues, we also will incur expenses at the outset of the Distribution Agreement to enable us to comply with its provisions as well as packaging, shipping, and related costs associated with delivering the Private Label product for Smith+Nephew.  The amount of these expenses and costs will vary depending on the amount of purchase orders that we receive from Smith+Nephew.

Comparison of the Years Ended December 31, 2024 and 2023

The revenue amounts presented in these comparison sections are rounded to the nearest thousand.

Revenue and Gross Profit

Product revenues for the year ended December 31, 2024 totaled approximately $1,365,000 with approximately $1,062,000 of associated gross profit and a resulting gross margin of approximately 78%. Product revenues for the year ended December 31, 2023 totaled approximately $609,000 and associated gross profit for the year was approximately $482,000 with a resulting gross margin of 79%. The approximately 124% increase in product revenues for 2024 versus 2023 is attributable to increased adoption of the Aurix product by hospital facilities and physician providers as product awareness increases.

Operating Expenses

Total operating expenses decreased approximately $131,000 to approximately $3,520,000 comparing the year ended December 31, 2024 to the prior full year 2023 period. The decrease was attributable to decreases of (i) approximately $244,000 in compensation and benefits expense as salary costs related to sales related headcount decreased approximately $250,000 (ii) approximately $81,000 for credit losses provision, and (iii) approximately $35,000 in lease costs as we terminated the lease on our Florida office space in March 2024. These decreases were partially offset by increases of (i) approximately $195,000 in sales commission costs to independent sales representatives and (ii) approximately $55,000 in professional fees.

Interest Expense, net

Interest income, net for the year ended December 31, 2024 of approximately $100 represents net interest income from interest income on excess cash balances slightly in excess of interest expense attributable to the financing of insurance premiums. Interest expense, net for the year ended December 31, 2023 of approximately $3,200 represents the financing costs of insurance premiums in excess of interest income on reduced excess cash balances in 2023.

Other Income (Expense)

Other income for the year ended December 31, 2024 primarily represents the gain of approximately $133,600 realized from the negotiated settlement of legacy accounts payable with third-party vendors including the full release of any ongoing payment liability.

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had cash and cash equivalents of approximately $0.3 million, total current assets of approximately $0.8 million and total current liabilities of approximately $0.6 million. We have a history of losses and are not currently profitable. For the years ended December 31, 2024 and 2023, we incurred net losses of approximately $2.3 million and $3.2 million, respectively. As of December 31, 2024, our accumulated deficit was approximately $32.3 million and our stockholders’ equity was approximately $0.5 million.

We maintain our cash deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses related to amounts in excess of FDIC limits.

Financing Activities

During the year ended December 31, 2023, we sold 2,442,500 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in August and December 2023 for proceeds of $1,997,500.

Effective January 1, 2024, pursuant to the provisions of the August 2022 Common Stock and Warrant Purchase Agreement, we issued Pacific Medical a warrant to purchase up to 500,000 shares of common stock at a price equal to $0.56, the 20-day volume weighted average closing price per share of our common stock ending December 31, 2023. The warrant was exercised on June 27, 2024 and we received proceeds of $151,200.

During the year ended December 31, 2024, we sold 2,000,000 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in May and September 2024 for total proceeds of $1,500,000.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows used in operating activities	$(2,231,622)	$(3,167,782)
Cash flows used in investing activities	$(154,962)	$(7,244)
Cash flow provided by financing activities	$1,741,617	$1,997,500

Operating Activities

Cash used in operating activities for the year ended December 31, 2024 of approximately $2.2 million primarily reflects our net loss of approximately $2.3 million adjusted by the net effect of (i) approximately $0.2 million in total for amortization of right of use assets, depreciation of property and equipment, and stock-based compensation, (iii) approximately $0.1 million in combined provisions for credit losses and inventory obsolescence partially offset by the approximately $0.1 million gain on settlement of legacy accounts payable balances.

Cash used in operating activities for the year ended December 31, 2023 of approximately $3.2 million primarily reflects our net loss of approximately $3.2 million adjusted by an offsetting approximately $0.3 million net change in operating assets and liabilities and (i) approximately $0.1 million in total amortization of right of use assets, property and equipment depreciation, and stock-based compensation and (ii) approximately $0.2 million in combined provisions for credit losses and inventory obsolescence.

Investing Activities

Cash used in investing activities for the year ended December 31, 2024 of approximately $155,000 primarily represents our purchase of centrifuge devices in the amount of approximately $151,000. We had limited investing activities of approximately $7,000 for the year ended December 31, 2023.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 of approximately $1.7 million represents proceeds of (i) $1.5 million from two equity private placements that closed in May and September 2024, (ii) $151,000 from the exercise of 270,000 warrants in June 2024, and (iii) approximately $90,000 from the exercise of options in December 2024.

Cash provided by financing activities for the year ended December 31, 2023 of approximately $2.0 million represents proceeds from two equity private placements that closed in August and December 2023.

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

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective, or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain.  There are no accounting policies identified as critical.

Recent Accounting Pronouncements Not Yet Adopted

See the discussion of Recent Accounting Developments in Note 2 - Liquidity and Summary of Significant Accounting Principles.

The Company does not believe that any recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

The information required pursuant to this Item 8 is incorporated by reference herein to our consolidated financial statements beginning on page F-1 of this Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive and Financial Officer, who is our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, we concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below under “Material Weaknesses” and “Remediation Plan.”

Notwithstanding the conclusion that our disclosure controls and procedures as of the end of the period covered by this Annual Report were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

Our management conducted an assessment of our internal control over financial reporting as set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act and Section 404 of the Sarbanes-Oxley Act as of the end of the end of the period covered by this Annual Report. Based on this assessment, our management concluded that our internal control over financial reporting was ineffective due to the continuing material weakness in our internal control over financial reporting described below under “Material Weaknesses” and “Remediation Plan.”

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

Beginning in mid-2019, we ceased ongoing operational activities and terminated all our financial accounting and reporting resources as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. When we re-started commercial operations in 2022 and as disclosed in Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we had not hired and did not maintain a sufficient complement of accounting and financial reporting resources. The lack of sufficient accounting and financial reporting resources also prevented us from maintaining appropriately designed, and monitoring the effectiveness of, internal control over financial reporting.

Remediation Plan

Since 2022, we have engaged outside consultants to assist with various accounting and financial reporting matters and we will continue assessing the need for hiring additional internal accounting and third-party financial reporting resources.  As we continue to obtain additional financial resources and as we continue to increase our operating activity, management, under the oversight of the Audit Committee of the Board of Directors, will continue to implement measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses, namely, to identify and engage, through internal hiring and the use of external third parties, a sufficient complement of accounting and financial reporting resources and to periodically assess the design and operating effectiveness of our internal controls.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Rule 10b5-1 Plans

During the year ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

Entry into a Material Definitive Agreement

On March 31, 2025, we entered into a Distribution Agreement (the “Distribution Agreement”) with Smith & Nephew, Inc (“Smith+Nephew”), a U.S. affiliate of Smith & Nephew PLC, a global medical technology company.  Under the Distribution Agreement, we will supply to Smith+Nephew its own private label of our Aurix product.  Although Smith+Nephew will be the sole and exclusive distributor in the United States of a private label Aurix product (the “Private Label product”), we have the ability and will continue to market, distribute, and sell our own brand Aurix product.

Under the Distribution Agreement, Smith+Nephew will purchase Private Label product from us, from time to time at agreed upon transfer pricing and we will manufacture, package, and ship the Private Label product to Smith+Nephew’s customers in accordance with purchase orders and the Distribution Agreement.  During the initial term of the Distribution Agreement commencing on the first date of sale by Smith+Nephew, minimum annual purchase commitments will apply to Smith+Nephew of an average of approximately $500,000 per year for Smith+Nephew to maintain exclusive distribution rights.

As consideration for entering into the Distribution Agreement, Smith+Nephew will pay us up to $2,250,000 for distribution rights and in exchange for our establishment and maintenance of reimbursement in certain categories for the Aurix and the Private Label products. Such fees will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the Distribution Agreement if we do not comply with certain terms and conditions.

The Distribution Agreement is for an initial term of five years and is renewable for additional two year terms subject to earlier termination in accordance with the terms and conditions of the agreement. Although the Distribution Agreement is exclusive to Smith+Nephew in the United States, we are entitled to maintain our existing distributors and sales agents for the Aurix product. The Distribution Agreement also contains other standard and negotiated terms and conditions including non-solicitation of each parties’ customers based on identified customer lists, and liability and indemnity clauses.

In connection with entering into the Distribution Agreement, Smith+Nephew obtained certain additional information rights related to Nuo’s business and corporate matters. In particular, we provided to Smith+Nephew a right of notification and a right of first negotiation over a defined period, in the event we receive from another party a proposal for (a) the license, assignment, transfer, or disposal of our Aurix product or related products, or (b) a business combination that we submit or recommend to our stockholders.  These rights continue for a limited period of the initial term of the Distribution Agreement.  These information rights were agreed upon as binding provisions in a term sheet dated February 11, 2025 that we entered into with Smith+Nephew which resulted in the Distribution Agreement.

The description above of the Distribution Agreement is qualified by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.1 to this Annual Report and incorporated herein.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Set forth below is information regarding the directors and executive officers of the Company. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

David E. Jorden	62	Chief Executive and Financial Officer; Director

C. Eric Winzer	68	Independent Director

Scott M. Pittman	66	Independent Director

Paul D. Mintz, MD	76	Independent Director

Peter A. Clausen	58	Chief Scientific and Operating Officer

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

Mr. Jorden was chosen to serve on the Board in part because of his extensive financial experience, particularly in the life sciences industry. As our current Chief Executive and Financial Officer, he provides the Board with critical insight into the day-to-day operations of the Company.

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

Paul D. Mintz, MD has served as a director since April 7, 2017. Dr. Mintz is a consultant in the fields of transfusion medicine and other biotherapies. He most recently served as Senior Vice President and Chief Medical Officer of Verax Biomedical, Inc., (Verax Biomedical). Prior to joining Verax Biomedical in early 2016, Dr. Mintz served as Director, Division of Hematology Clinical Review, Office of Blood Research and Review, Center for Biologics Evaluation and Research of the U.S. Food and Drug Administration from 2011 to 2016. Prior to that, for more than 30 years, Dr. Mintz was a member of the faculty of the University of Virginia, School of Medicine, where he was a tenured Professor of Pathology and Internal Medicine. He also served as Vice-Chair of Pathology and Chief of the Division of Clinical Pathology, and as Medical Director of the Clinical Laboratories and Transfusion Medicine Services at the University of Virginia Health System. In addition, Dr. Mintz served as Co-Medical Director of Virginia Blood Services. He served as a director of Immucor, Inc. (BLUD) from 2009 to 2011. Dr. Mintz is a former President of the American Association of Blood Banks (now the Association for the Advancement of Blood and Biotherapies), or AABB, served on AABB’s Board of Directors for nine years, and chaired and was a member of numerous AABB committees. He has also served as a member of the Board of Trustees of the National Blood Foundation. A recipient of a Transfusion Medicine Academic Award from the National Heart, Lung and Blood Institute, Dr. Mintz was an inaugural inductee into the National Blood Foundation Hall of Fame. He has served as a member of the Medicare Coverage Advisory Committee of CMS. Dr. Mintz is author or co-author of more than 100 articles and editorials spanning clinical practice, blood safety and the evaluation of new transfusion medicine technologies and has designed and served as principal investigator for numerous clinical trials. He is the sole editor of the first three editions of Transfusion Therapy: Clinical Principles and Practice (AABB Press) and has served on several journal editorial boards. Dr. Mintz earned his BA with High Distinction in Philosophy from the University of Rochester and received his MD with Honors from the University of Rochester, School of Medicine.

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

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities applicable to our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations. Our insider trading policy, among other things, (a) prohibits our directors, officers, and employees, and related persons and entities, from trading in our securities and securities of certain other companies while in possession of material nonpublic information, (b) prohibits our directors, officers, and employees from disclosing material, nonpublic information about the Company to others who may trade on the basis of that information, and (c) requires that our directors, executive officers, and employees only transact in our securities during a specified window period, subject to limited exceptions. It is also our policy that the Company itself will not engage in transactions in our securities, except in compliance with applicable securities laws. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. Executive Compensation

This following table presents information regarding compensation paid to our named executive officers for the fiscal years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option and Equity Awards	All Other Compensation	Total

David E. Jorden	2024	$225,000		$-	$-	$-	$225,000
Chief Executive and Financial Officer	2023	$225,000		$-	$-	$-	$225,000

Peter A. Clausen	2024	$210,000	(a)	$-	$-	$-	$210,000
Chief Scientific and Operating Officer	2023	$225,000		$-	$-	$-	$225,000

(a)	Effective January 1, 2024, Dr. Clausen voluntarily reduced his salary by $15,000 to enable a salary increase for certain other Company employees.

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

On May 9, 2022, the Company also entered into an employment agreement effective January 1, 2022 with Peter Clausen, the Company’s Chief Scientific Officer and Chief Operating Officer. The employment agreement provides for a base salary to Dr. Clausen as of May 1, 2022 of Two Hundred Twenty-Five Thousand Dollars ($225,000) per year and, as determined by the Compensation Committee, an annual bonus of up to 50% of such base salary. Effective January 1, 2024, Dr. Clausen voluntarily reduced his salary by $15,000 to enable a salary increase for certain other Company employees. The Company anticipates that Dr. Clausen’s voluntary salary reduction will continue until the Company becomes cash flow positive. The employment agreement with Dr. Clausen also provides, upon certain circumstances, for a severance payment to him of twelve months base salary as in effect at the time upon termination of services, including due to a change in control of the Company. The terms of the employment agreement with Dr. Clausen contain other customary provisions.

The descriptions above of the employment agreements for Mr. Jorden and Dr. Clausen are qualified by reference to the full text of such employment agreements, copies of which are incorporated by reference as exhibits to this Annual Report.

The Company does not provide any pension plans/benefits or non-qualified deferred compensation.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2024.

Outstanding Equity Awards at December 31, 2024

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

David E. Jorden	162,500	(a)	-	$1.00	6/30/2026
	192,710	(b)	-	$0.40	8/8/2025
	125,000	(c)	-	$0.40	12/31/2025
	66,672	(d)	-	$0.50	03/03/2032
	125,000	(e)	-	$0.75	03/03/2032

Peter A. Clausen	183,853	(b)	-	$0.40	8/8/2025
	81,250	(c)	-	$0.40	12/31/2025
	43,228	(d)	-	$0.50	03/03/2032
	275,000	(f)	-	$0.75	03/03/2032

(a)	62,500 vested immediately upon the January 9, 2017 date of grant, 50,000 vested on March 31, 2017, and 50,000 vested on December 31, 2017.

(b)	Fully vested upon the August 9, 2018 date of grant in settlement of $77,083 and $73,541 of accrued compensation liabilities for Mr. Jorden and Dr. Clausen, respectively.

(c)	Fully vested upon the March 4, 2022 date of grant in settlement of $50,000 and $32,500 of accrued compensation liabilities for Mr. Jorden and Dr. Clausen, respectively.

(d)	Fully vested upon the March 4, 2022 date of grant in settlement of $33,336 and $21,614 of accrued compensation liabilities for Mr. Jorden and Dr. Clausen, respectively.

(e)	Fully vested upon the March 4, 2022 date of grant.

(f)	One-third vested immediately upon the March 4, 2022 date of grant and the remainder vested quarterly over three years.

Potential Payments Upon Termination or Change of Control

The May 9, 2022 employment agreements described above of each of Mr. Jorden and Dr. Clausen provides, upon certain circumstances, for a severance payment of twelve months of his base salary as in effect at the time upon termination of services, including due to a change in control of the Company.

In addition, on August 9, 2024, the Company entered into Change in Control Agreements with four employees, including Mr. Jorden and Dr. Clausen. The Change in Control Agreements provide additional financial incentive to the employees to maximize stockholder value in connection with any future change in control transaction. Pursuant to the Change in Control Agreements, upon a change in control by which any person or group of persons becomes beneficial owner of at least 80% of the then outstanding voting securities of the Company or a sale of all or substantially all the assets of the Company, the employees will receive lump sum cash payments in the aggregate of up to $3,000,000 depending on the change in control acquisition value. In particular, for each of Mr. Jorden and Mr. Clausen, unless he does not significantly participate in effectuating the change in control, he will receive a payment of 0.15% of a change in control acquisition value between $40,000,000 and $60,000,000, approximately 0.35% of a change in control acquisition value between $60,000,001 and $85,000,000, or a maximum of $300,000 for a change in control acquisition value above $85,000,000. Acquisition value, including deductions, will be determined as described in the Change in Control Agreements. The Change in Control Agreements terminate on December 31, 2025, unless otherwise extended by the parties, and contains other customary provisions. The description of the Change in Control Agreements for Mr. Jorden and Dr. Clausen is qualified by reference to the full text of such agreements, copies of which are incorporated by reference as exhibits to this Annual Report.

Director Compensation in 2024

The following table sets forth, for the fiscal year ended December 31, 2024, the cash and non-cash compensation of our non-executive directors.

	Fees Earned or Paid in Cash (a)	Option and Equity Awards (b)		Total
Name	2024	2024		2024
C. Eric Winzer	$-	$8,669	(c)	$8,669

Scott M. Pittman	$-	$8,669	(c)	$8,669

Paul D. Mintz, MD	$-	$5,418	(c)	$5,418

(a)	Effective May 1, 2019, concurrent with the Company's decision to furlough its remaining employees, the Board ceased its cash fees for its service and has not since reinstituted such fees.

(b)

Represents the grant date fair value of the common stock options issued during the fiscal year indicated, calculated in accordance with FASB ASC Topic 718. The fair value was estimated using the assumptions detailed in Note 2 - Liquidity and Summary of Significant Accounting Principles to the Company’s consolidated financial statements included in this

Annual Report.

(c)

On July 17, 2024, the Board granted 40,000 options to Mr. Winzer and Mr. Pittman and 25,000 options to Dr. Mintz. The options fully vest on the one-year anniversary of the grant date with an exercise price of $0.33.

Equity Grant Practices

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. The Company has a small number of employee and directors. The Board and its Compensation, Nominating and Governance Committee grant stock option awards throughout the year based upon its determination of the Company’s and an individual grantee’s performance, and other relevant factors. During the period covered by this report, we did not grant any stock options to executive officers. We do not intend to time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

As of March 10, 2025

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Class
Directors and Named Executive Officers
David E. Jorden (2)	2,647,240	5.6%
C. Eric Winzer (3)	365,729	*
Scott M. Pittman (4)	5,536,054	11.8%
Paul D. Mintz (5)	257,916	*
Peter A. Clausen (6)	1,173,106	2.5%
All Directors and Executive Officers as a Group (5 persons) (7)	9,980,045	20.4%
Principal Stockholders
Charles E. Sheedy (8)	11,440,865	24.4%
Boyalife Asset Holding II, Inc. (9)	4,900,000	10.5%
Paul Anthony Jacobs (10)	2,800,000	6.0%

*	Less than 1%
(1)	Based on 46,816,114 shares of common stock outstanding.
(2)	Includes 671,882 shares issuable upon exercise of options.
(3)	Includes 340,729 shares issuable upon exercise of options.
(4)	Includes 140,000 shares issuable upon exercise of options.
(5)	Represents shares issuable upon exercise of options.
(6)	Includes 583,431 shares issuable upon exercise of options.
(7)	Includes 1,993,958 shares issuable upon the exercise of options.
(8)

Based upon information available to the Company and information contained in Schedule 13D/A filed with the SEC on July 5, 2022 with respect to the beneficial ownership of shares of common stock as of July 5, 2022. According to the Schedule 13D/A, Mr. Sheedy shares voting and dispositive power with respect to 3,365 shares held in trusts for the benefit of Mr. Sheedy’s children. The mailing address of Mr. Sheedy is Two Houston Center, Suite 2907, 909 Fannin Street Houston, TX 77010.

(9)

Based upon information available to the Company and information contained in Schedule 13D/A filed with the SEC on September 21, 2017 with respect to the beneficial ownership of shares of common stock as of September 11, 2017. The mailing address of Boyalife Asset Holding II, Inc. is 2711 Citrus Road, Sacramento, CA 95742.

(10)

Based upon information contained in Schedule 13G/A filed with the SEC on October 22, 2024 with respect to the beneficial ownership of shares of common stock as of September 30, 2024. According to the Schedule 13G/A, Paul Anthony Jacobs has sole voting and dispositive power of 2,800,000 shares comprised of 2,550,000 shares held by Paul Anthony Jacobs as Trustee of the Paul Anthony Jacobs and Nancy E. Jacobs Joint Revocable Trust dated October 16, 1997 (Survivor’s Trust) and 250,000 shares held by P. Anthony Jacobs IRA. The mailing address of Mr. Jacobs is 5434 E. Lincoln Drive, Colonia Miramonte #28, Paradise Valley, AZ 85253

Securities Authorized for Issuance under Equity Compensation Plans

During the period covered by this Annual Report and currently, the sole equity compensation plan of the Company has been the Nuo Therapeutics, Inc. 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). Refer to Note 6 - Equity and Stock-Based Compensation in the Notes to the Consolidated Financial Statements in this Annual Report for additional information about our equity compensation plans and arrangements.

The following table sets forth information regarding the Omnibus Plan as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,258,958	$0.61	991,042
Equity compensation plans not approved by security holders	—	$—	—
Total	3,258,958	$0.61	991,042

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Except as set forth below, we were not involved in any related person transactions since the beginning of 2023, and we are not involved in any related person transaction currently, that is required to be disclosed under Item 404(d) of Regulation S-K.

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

On December 18, 2023, the Company entered into a Securities Purchase Agreement, dated as of December 7, 2023, with certain accredited investors for the sale of 1,925,000 shares of the Company’s common stock at a price of $0.50 per share for proceeds of $962,500 (the “December Private Placement”). The closing of the December Private Placement occurred on December 19, 2023. The investors in the December Private Placement included Scott M. Pittman, Peter A. Clausen, and Charles E. Sheedy. Messrs. Pittman, Clausen, and Sheedy invested $300,000, $10,000, and $75,000, respectively, in the December Private Placement.

2024 Private Placements

On May 17, 2024, the Company entered into a Securities Purchase Agreement, dated as of May 10, 2024, with certain accredited investors for the sale of 867,833 shares of the Company’s common stock at a price of $0.75 per share for proceeds of $650,875 (the “May Private Placement”). The closing of the May Private Placement occurred on May 20, 2024. The investors in the May Private Placement included Scott M. Pittman, a member of the Board of Directors of the Company, Peter A. Clausen, the Chief Scientific and Operation Officer of the Company, and Charles E. Sheedy, a principal stockholder of the Company. Messrs. Pittman, Clausen, and Sheedy invested $101,250, $11,250, and $75,000, respectively in the May Private Placement.

On September 18, 2024, the Company entered into a Securities Purchase Agreement, dated as of September 13, 2024, with certain accredited investors for the sale of 1,132,167 shares of the Company’s common stock at a price of $0.75 per share for proceeds of $849,125 (the “September Private Placement”). The closing of the September Private Placement occurred on September 19, 2024. The investors in the September Private Placement included Charles E. Sheedy, a principal stockholder of the Company. Mr. Sheedy invested $93,750 in the September Private Placement.

Director Independence

The Company’s current directors are David E. Jorden, C. Eric Winzer, Scott M. Pittman, and Paul D. Mintz. The Board has chosen to apply Nasdaq Stock Market corporate governance requirements and standards in determining director independence. The Board has determined that all of the Company’s current directors meet such independence requirements with the exception of Mr. Jorden, who serves as the Chief Executive and Financial Officer of the Company.

ITEM 14. Principal Accounting Fees and Services

Since June 7, 2024, MaloneBailey LLP has been our independent registered public accounting firm. Previously beginning August 9, 2018, Marcum LLP had been our independent registered public accounting firm.  The following table presents fees for professional services rendered by our principal accountants for the fiscal years 2024 and 2023:

	2024	2023
Audit Fees (1)	$135,000	155,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

(1)

Audit fees represent fees accrued and/or paid for annual professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and fees related to non-routine SEC filings.  In 2024, our audit fees paid to Marcum LLP totaled approximately $28,000 for review of our quarterly financial statements in early 2024 while MaloneBailey LLP was paid approximately $106,000 subsequent to their June 2024 engagement.

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

See the Index to Consolidated Financial Statements at page F-1 of this Annual Report:

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

3.4	Amended and Restated By-Laws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein)
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Second Warrant issued September 12, 2022 (previously filed on August 30, 2022 as Exhibit 4.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)
10.1	Distribution Agreement between Smith & Nephew, Inc. and Nuo Therapeutics, Inc. dated March 31, 2025#
10.2

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

10.5	Change in Control Agreement between David Jorden and Nuo Therapeutics, Inc. dated August 9, 2024 (previously filed on August 12, 2024 as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 and incorporated by reference herein)*
10.6	Change in Control Agreement between Peter Clausen and Nuo Therapeutics, Inc. dated August 9, 2024 (previously filed on August 12, 2024 as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 and incorporated by reference herein)*
10.7

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

10.9

Form of Indemnification Agreement (previously filed on November 13, 2014, as Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 and incorporated by reference herein)*

16.1	Letter from Marcum LLP to Securities and Exchange Commission dated June 11, 2024 (previously filed on June 11, 2024 as Exhibit 16.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference)
19.1	Nuo Therapeutics, Inc. Insider Trading Policy
21	Subsidiaries of the Company (previously filed on April 15, 2022 as Exhibit 21 to the registrant’s Annual Report on Form 10-K and incorporated by reference herein)
31	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
#	Certain portions have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K by means of marking such portions with brackets (“[****]”) because the identified confidential portions are not material and are the type of information that the Registrant treats as private or confidential.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: April 1, 2025	By:	/s/ David E. Jorden
David E. Jorden
Chief Executive and Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2025	/s/ David E. Jorden
David E. Jorden
Chief Executive and Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: April 1, 2025	/s/ Paul D. Mintz
Paul D. Mintz
Director

Date: April 1, 2025	/s/ C. Eric Winzer
C. Eric Winzer
Director

Date: April 1, 2025	/s/ Scott M. Pittman
Scott M. Pittman
Director

NUO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nuo Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nuo Therapeutics, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2024.

Houston, Texas

April 1, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Nuo Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nuo Therapeutics, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2017 to 2024.

Houston, Texas
April 19, 2024

Nuo Therapeutics, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$283,714	$928,681
Accounts receivable, net	248,205	250,703
Inventory, net	150,442	209,589
Prepaid expenses and other current assets	159,185	174,471
Total current assets	841,546	1,563,444

Property and equipment, net	177,022	45,082
Operating lease right of use assets	170,940	269,354
Total assets	$1,189,508	$1,877,880

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$219,190	$394,518
Accrued expenses	292,400	188,622
Current portion of operating lease liabilities	66,861	91,387
Total current liabilities	578,451	674,527

Non-current portion of operating lease liabilities	97,345	164,205
Total liabilities	675,796	838,732

Commitments and contingencies (Note 9)

Stockholders' Equity
Common stock; $0.0001 par value; 100,000,000 shares authorized; 46,816,114 and 44,241,516 shares issued and outstanding at December 31, 2024 and 2023, respectively	4,682	4,424
Additional paid-in capital	32,768,976	30,970,965
Accumulated deficit	(32,259,946)	(29,936,241)
Total stockholders' equity	513,712	1,039,148
Total liabilities and stockholders' equity	$1,189,508	$1,877,880

Nuo Therapeutics, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2024	2023
Revenue
Product sales	$1,365,173	$608,525
Total revenue	1,365,173	608,525

Costs of sales	302,842	126,092
Gross profit	1,062,331	482,433

Operating expenses
Selling, general and administrative	3,520,166	3,650,707
Total operating expenses	3,520,166	3,650,707

Loss from operations	(2,457,835)	(3,168,274)

Other income (expense)
Interest income (expense), net	105	(3,162)
Gain on settlement of legacy accounts payable obligations	133,623	-
Other income	402	-

Loss before benefit for income taxes	(2,323,705)	(3,171,436)

Net loss	$(2,323,705)	$(3,171,436)

Net loss per share – basic and diluted	$(0.05)	$(0.08)

Weighted average shares outstanding – basic and diluted	45,424,437	42,077,811

Nuo Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2024 and 2023

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2022	41,799,016	4,180	28,951,963	(26,764,805)	2,191,338

Share-based compensation expense	-	-	21,746	-	21,746
Issuance of common stock for cash proceeds	2,422,500	244	1,997,256	-	1,997,500
Net loss	-	-	-	(3,171,436)	(3,171,436)
Balance, December 31, 2023	44,241,516	$4,424	$30,970,965	$(29,936,241)	$1,039,148

Share-based compensation expense	-	-	56,652	-	56,652
Issuance of common stock for cash proceeds	2,000,000	200	1,499,800	-	1,500,000
Issuance of common stock for warrant exercise	270,000	27	151,173	-	151,200
Issuance of common stock for cashless warrant exercise	86,889	9	(9)	-	-
Issuance of common stock for option exercise	217,709	22	90,395	-	90,417
Net loss	-	-	-	(2,323,705)	(2,323,705)
Balance, December 31, 2024	46,816,114	$4,682	$32,768,976	$(32,259,946)	$513,712

Nuo Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,323,705)	$(3,171,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	56,652	21,746
Provision for credit losses	79,445	160,000
Provision for inventory obsolescence	30,000	16,074
Gain on settlement of accounts payable	(133,623)	-
Depreciation expense	23,022	15,327
Amortization of operating lease right of use assets	73,247	89,931
Changes in operating assets and liabilities:
Accounts receivable, net	(76,947)	(318,383)
Inventory, net	29,147	14,343
Prepaid expenses and other current assets	15,286	21,907
Accounts payable	(41,706)	(3,185)
Accrued liabilities	103,778	65,347
Operating lease liabilities	(66,218)	(79,452)
Net cash used in operating activities	(2,231,622)	(3,167,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(154,962)	(7,244)
Net cash used in investing activities	(154,962)	(7,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	1,500,000	1,997,500
Net proceeds from warrant issuance	151,200	-
Net proceeds from option exercise	90,417	-
Net cash provided by financing activities	1,741,617	1,997,500

NET DECREASE IN CASH	(644,967)	(1,177,527)
Cash, beginning of period	928,681	2,106,208
Cash, end of period	$283,714	$928,681

RECONCILIATION OF CASH, AND RESTRICTED CASH
Cash	$928,681	$2,051,208
Restricted cash	-	55,000
Cash, and restricted cash, beginning of period	$928,681	$2,106,208

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest	$4,494	$4,003

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

Note 2 –Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021, CMS issued an NCD establishing national reimbursement coverage for Aurix when used in chronic non-healing wounds where a diabetes clinical diagnosis exists for the patient. During the year ended December 31, 2024, the Company raised proceeds of (i) $1,500,000 from the sale of common stock to certain accredited investors in two private placements which closed in May and September 2024, (ii) $151,200 from the exercise of warrants, and (iii) $90,417 from the exercise of options. During the year ended December 31, 2023, the Company raised proceeds of $1,997,500 from the sale of common stock to certain accredited investors in two private placement which closed in August and December 2023.

We have incurred, and continue to incur, recurring losses and negative cash flows.  As of December 31, 2024, we have an accumulated deficit of approximately $32.3 million and cash and cash equivalents on hand of approximately $0.3 million.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned, controlled, and inactive subsidiary Aldagen. All significant inter-company accounts and transactions are eliminated in consolidation. The Company operates its business in one operating segment consisting of one reporting unit.

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

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at December 31, 2024 and December 31, 2023 are listed below.

	December 31, 2024	December 31, 2023

Customer A	18%	*
Customer B	15%	*
Customer C	12%	-
Customer D	*	21%
Customer E	*	12%
Customer F	*	10%

*  less than 10%

Revenue from significant customers exceeding 10% of total revenues for the years ended December 31, 2024 and December 31, 2023 is listed below. All our revenue in both years was generated within the U.S.

	Year Ended December 31, 2024	Year Ended December 31, 2023

Customer B	16%	*
Customer C	12%	-
Customer F	*	12%
Customer G	*	10%

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

Cash

When applicable, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash potentially subjects us to a concentration of credit risk, as approximately $0.3 million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at December 31, 2024. We maintain our cash in the form of money market deposit accounts with financial institutions that we believe are credit-worthy.

Accounts Receivables, net

We generate accounts receivables from the sale of the Aurix products and accounts receivable as of December 31, 2024 reflects customer receivables from commercial sales activities.

We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. During the years ended December 31, 2024 and 2023, we recorded provisions for credit losses of $79,445 and $160,000, respectively. As of December 31, 2024 and 2023, the allowance for credit losses was $25,000 and approximately $32,400, respectively.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of December 31, 2024, our inventory consisted of approximately $89,000 of finished goods inventory and approximately $61,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2023, our inventory consisted of approximately $150,000 of finished goods inventory and approximately $60,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our reserve for inventory obsolescence is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we will record the associated expense for this reserve to cost of sales in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, we recorded provisions for inventory obsolescence of $30,000 and approximately $16,000, respectively. As of December 31, 2024 and December 31, 2023, the reserve for inventory obsolescence was approximately $18,700 and $16,100, respectively.

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

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities for options are based on the equally weighted average historical volatility from comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated that the dividend rate on its common stock will be zero. The assumptions are summarized in the following table:

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no penalties and interest incurred in 2024 and 2023.

Fair Value Measurements

Our consolidated balance sheets may include certain financial instruments that are carried at fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period if applicable, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

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

The following table provides a reconciliation of the numerator and denominators used in the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023

Net Loss – basic and diluted	$(2,323,705)	$(3,171,436)

Weighted average shares outstanding – basic and diluted	45,424,437	42,077,811

Net Loss per Share – basic and diluted	$(0.05)	$(0.08)

The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
Options	3,258,958	3,189,167
Warrants	450,000	450,000
Financing Participation Right and Contingent Warrant	-	500,000
Performance Shares	300,000	300,000
	4,008,958	4,439,167

Segment Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive and Financial Officer. The Company views its operations and manages its business as a single operating and reporting segment. All the Company’s long-lived assets are in the United States.

Recent Accounting Developments

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures expanding reportable segment disclosure requirements for public business entities primarily through additional disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit and loss. The Company adopted this standard for its fiscal year 2024 annual financial statements and has applied this standard retrospectively for all prior periods presented in the consolidated financial statements. See Note 9 for further information.

In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated results of operations, financial position, or cash flows.

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023

Medical equipment	$538,527	$387,665
Office/warehouse equipment	48,019	43,919
Warehouse/production equipment	23,317	23,317
	609,863	454,901
Less accumulated depreciation	(432,841)	(409,819)
Property and equipment, net	$177,022	$45,082

Depreciation expense was $23,022 (of which $7,543 was charged to cost of goods sold) and $15,327, respectively, for the years ended December 31, 2024 and December 31, 2023. None of the Company's long-lived assets were deemed to be impaired during the years ended December 31, 2024 and 2023.

Note 4 — Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2024	2023

Accrued vacation payable	$76,450	$68,538
Accrued commissions payable	144,001	82,400
Accrued professional fees	40,000	19,400
Other payables	31,949	18,284
Total accrued liabilities	$292,400	$188,622

Note 5 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of December 31, 2024 and 2023:

Description	December 31, 2024	December 31, 2023

2022 Sales incentive warrants	450,000	450,000

Total	450,000	450,000

During the year ended December 31, 2022, the Company issued two warrants to purchase (i) 250,000 shares of common stock at an exercise price of $1.00 per share and expiring December 31, 2027 and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and expiring December 31, 2028 to a distribution partner under an agreement whereby the warrants are exercisable subject to the distributor attaining certain performance goals set forth in the warrants based upon exceeding sales quota revenues for calendar years 2023 through potentially 2025. The Company also agreed to issue certain an additional warrant to acquire up to 500,000 shares of common stock to the same distribution partner where the issuance of the warrant was contingent upon future financing events and not reflected in the above table. This additional warrant was issued as of January 1, 2024 and exercised in its entirety by the holder during the year ended December 31, 2024. See Note 6 – Equity and Stock-Based Compensation for further information.

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

Pursuant to the Agreement, Pacific Med purchased 500,000 shares of the Company’s common stock for $500,000. As part of the purchase of common stock, the Company agreed to grant to Pacific Med the right to participate in any financing by the Company through December 31, 2023 (the “Participation Rights”) in connection with a listing of our common stock on a national securities exchange. The Participation Rights entitled Pacific Med to purchase up to 500,000 shares of common stock upon substantially the same terms, conditions, and price provided for in such financing. In the event such a financing did not occur by December 31, 2023, the Company agreed to issue Pacific Med a warrant with a January 1, 2024 issuance date and exercisable until June 30, 2024, to purchase up to 500,000 shares of Common Stock at a price equal to the lower of $2.00 per share or the 20-day volume weighted average closing price per share ending December 31, 2023 (the “2024 Financing Participation warrant”). The 2024 Financing Participation warrant was issued on January 1, 2024 with an exercise price of $0.56 per share. Pacific Med exercised (i) 270,000 of the warrants for cash proceeds of $151,200 and (ii) the remaining 230,000 warrants cashlessly in exchange for the issuance of 86,889 shares of common stock during the year ended December 31, 2024. The common stock, Participation Rights, and 2024 Financing Participation warrant are equity classified.

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under its existing sales and distribution arrangement, the Company also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitles Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share (the “First Warrant”) upon Pacific Med attaining certain performance goals set forth in the First Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2023 and/or 2024. The second warrant entitles Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share (the “Second Warrant”) upon Pacific Med attaining certain performance goals set forth in the Second Warrant based upon exceeding sales quota revenue, as agreed between the Company and Pacific Med, for calendar years 2024 and/or 2025. The First Warrant will expire December 31, 2027 and the Second Warrant will expire December 31, 2028. The fair value of the First Warrant and Second Warrant at the date of issuance was approximately $434,000 and $345,000, respectively, based on a Black-Scholes option pricing model. As the exercisability of the two warrants was not considered probable as of December 31, 2024 or 2023, there was no recognition of stock-based compensation expense for the years then ended. When exercisability is determined to be probable, the issuance date fair value of the warrant earned through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance. The Company also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the shares is not considered probable as of December 31, 2024, there was no expense recognition for the year ended December 31, 2024. When issuance is determined to be probable, the issuance date fair value of the shares through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance.

2023 Private Placement Equity Issuances

The Company sold 2,442,500 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in August and December 2023 for gross proceeds of $1,997,500.  Certain related parties including a principal shareholder, a member of the Board of Directors, and a member of senior management invested an aggregate of $760,000 in the two 2023 private placement transactions.

2024 Private Placement Equity Issuances

The Company sold 2,000,000 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in May and September 2024 for gross proceeds of $1,500,000.  Certain related parties including a principal shareholder, a member of the Board of Directors, and a member of senior management invested an aggregate of $281,250 in the two 2024 private placement transactions.

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

A summary of stock option activity under the 2016 Omnibus Plan during the two years ended December 31, 2024 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2023	3,376,667	$0.64	6.70
Granted	100,000	0.70	10.00
Exercised	-	-	-
Forfeited or expired	(287,500)	(0.75)	-
Outstanding at January 1, 2024	3,189,167	$0.64	5.69
Granted	400,000	0.33	10.00
Exercised	(217,709)	(0.42)	-
Forfeited or expired	(112,500)	(0.75)	-
Outstanding at December 31, 2024	3,258,958	$0.61	5.30
Exercisable at December 31, 2024	2,715,764	$0.64	4.53

During the year ended December 31, 2023, there were 100,000 incentive stock options granted to an employee under the 2016 Omnibus Plan. The fair value of the options vesting over three years was approximately $53,500. During the year ended December 31, 2024, there were 400,000 stock options granted to non-executive employees and members of the Board of Directors under the Plan. The fair value of the options vesting over one and three years was approximately $86,700.

The aggregate intrinsic value for outstanding and exercisable options as of December 31, 2024 was approximately $2.6 and $2.1 million, respectively.

For the years ended December 31, 2024 and 2023, the Company recorded total stock-based compensation expense of $56,652 and $21,746, respectively. As of December 31, 2024, there was approximately $104,000 unrecognized compensation cost related to non-vested stock options which is expected to be recognized prior to year-end 2027.

Note 7 — Income Taxes

Income tax expense (benefit) for the years ended December 31, 2024 and 2023 consisted of the following:

	Year ended December 31,
	2024	2023

Current provision (benefit)
Federal	$-	$-
State	-	-
	-	-
Deferred provision (benefit)
Federal	662,055	360,354
State	(146,436)	20,241
	515,619	380,595

Change in valuation allowance	(515,619)	(380,595)

Consolidated provision (benefit)	$-	$-

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards and credits	$40,483,333	$40,945,364
Property, equipment, intangible assets, and other	247,862	297,666
Stock-based compensation	8,859	12,643
	40,740,054	41,255,673

Deferred tax liabilities	-	-

Valuation allowance	(40,740,054)	(41,255,673)

Net deferred tax assets	$-	$-

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company's effective tax rate:

	Year ended December 31,
	2024	2023

Federal tax rate	(21.0)%	(21.0)%
State tax rate, net of Federal benefit	(6.5)%	(6.5)%
Change in valuation allowance	(22.2)%	(12.0)%
Permanent differences and other	49.7%	32.6%

Effective tax rate	0.0%	(6.9)%

The Company has Federal net operating loss carry-forwards of approximately $156 million as of December 31, 2024. The Federal net operating loss carry-forwards are subject to annual limitation under Section 382 of the Internal Revenue Code as a result of the Company’s emergence from bankruptcy in 2016 as well as due to other changes in ownership subsequent to such emergence; any such limitation reduces the Company's ability to use its net operating loss carryforwards to offset future taxable income on an annual basis and may permanently reduce the Company’s ability to use such net operating loss carryforwards. Federal net operating loss carryforwards generated before 2018 have a 20-year life expiring through 2037, while net operating loss carryforwards generated after 2017 have an indefinite life.  The Company has not filed its required state income tax returns since 2017 and intends to file all required state returns within the next 12-18 months.  The Company has provided a full valuation allowance against its net deferred tax assets as it is more likely than not that those net assets will not be realized.  The Company does not believe that it has any uncertain income tax positions.

Note 8 - Segment Information

Nuo manages its business activities on a consolidated basis and operates as a single operating segment dedicated to developing and marketing products for chronic wound care that harness the regenerative capacity of the human body to trigger natural healing. The Company derives its revenue from product sales of the Aurix product line. The accounting policies of the segment are the same as those described in Note 2.

Nuo's CODM is the Company's Chief Executive and Financial Officer, David E. Jorden. The CODM uses net loss, as reported in the Company's Consolidated Statements of Operations, in evaluating the performance of its segment and determining how to allocate resources of the Company as a whole. The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table presents the operating results of the Company's segment:

	December 31,	December 31,
	2024	2023
Total revenues	$1,365,173	$608,525
Less significant segment expenses:
Cost of sales (excluding provision for inventory obsolescence and applicable depreciation expense)	265,299	110,017
Total compensation and benefit costs (including third party commission expense)	2,029,762	2,088,138
Provisions for credit losses and inventory obsolescence	109,455	176,074
All other operating expenses (excluding depreciation and credit loss provision) (a)	1,265,579	1,275,566
Other segment items:
Depreciation, amortization of right of use assets, and stock-based compensation	152,921	127,004
Interest expense (income), net	(105)	3,162
Other expense (income), net(b)	(134,022)	-
Consolidated net loss	$(2,323,705)	$(3,171,436)

(a) All other operating expenses included in consolidated net loss includes professional fees, lease expenses, insurance costs, travel and entertainment expenses, and all other selling, general and administrative expenses.

(b) Other expense (income), net included in consolidated net loss includes net gain from settlement of legacy accounts payable obligations and other expense (income).

Note 9 – Commitments and Contingencies

In February 2022, the Company entered into a commercial operating lease for its primary office and warehouse/distribution space in Texas. The lease requires the Company to pay for its insurance, taxes, and its share of common operating expenses. This lease expires in March 2027. The space remained under buildout and Landlord control during the three months ended March 31, 2022 with the Company acquiring control of the lease space effective April 1, 2022; as a result, a right of use asset and lease liability was recognized of $337,226 as of April 1, 2022 using a discount rate of 10%.

The following table presents the components of rent expense:

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
Operating lease costs	$90,962	$120,879
Short term lease costs	4,380	-
Variable lease costs (common area maintenance and applicable taxes)	25,504	36,915
Total rent expense	$120,846	$157,794

Cash paid for amounts included in operating lease liabilities was approximately $86,600 and $109,400 for the years ended December 31, 2024 and December 31, 2023, respectively. The Company has no financing leases.  The weighted average remaining lease term is 2.3 years at December 31, 2024. The Company’s only lease includes a renewal option to extend the lease for an additional 5 years. The Company has not included this term extension option as part of its present value calculation of lease liabilities as it is not reasonably certain to exercise the option.

Future undiscounted cash flows under this lease are:

2025	80,273
2026	82,705
2027	21,284
Total operating lease payments	184,262

Discount factor	(20,056)
Present value of operating lease liabilities	164,206
Current portion of operating lease liabilities	(66,861)
Non-current portion of operating lease liabilities	$97,345

Note 10 – Subsequent Events

On March 31, 2025, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with a U.S. affiliate of Smith & Nephew PLC ("Smith+Nephew") to supply the Company’s Aurix product to Smith+Nephew under its own private label (the “Private Label product”).  Under the Distribution Agreement, Smith+Nephew agreed to purchase Private Label product from the Company from time to time at agreed upon transfer pricing.  The Distribution Agreement includes certain minimum purchase commitments by Smith+Nephew in order for Smith+Nephew to maintain exclusive distribution rights.  The Distribution Agreement is for an initial term of five years and is renewable for additional two-year terms.

As consideration for entering into the Distribution Agreement, Smith+Nephew agreed to pay the Company up to $2,250,000 for distribution rights and in exchange for the Company’s establishment and maintenance of reimbursement in certain categories for the Private Label products. Such fees are refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the Distribution Agreement if the Company does not comply with certain of its terms and conditions.