Form 10-Q
period 2025-03-31
Nuo Therapeutics, Inc.
filed 2025-04-30
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 28, 2025, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 46,819,888.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$55,655	$283,714
Accounts receivable, net	276,532	248,205
Inventory, net	99,173	150,442
Prepaid expenses and other current assets	170,146	159,185
Total current assets	601,506	841,546

Property and equipment, net	391,559	177,022
Operating lease right of use assets	153,689	170,940
Total assets	$1,146,754	$1,189,508

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$662,093	$219,190
Accrued expenses	349,625	292,400
Deferred revenue	200,000	-
Current portion of operating lease liabilities	69,160	66,861
Total current liabilities	1,280,878	578,451

Non-current portion of operating lease liabilities	78,949	97,345
Total liabilities	1,359,827	675,796

Commitments and contingencies (Note 8)

Stockholders' equity/(deficit)
Common stock; $0.0001 par value, 100,000,000 shares authorized, 46,816,114 shares issued and outstanding at March 31, 2025 and December 31, 2024	4,682	4,682
Additional paid-in capital	32,788,319	32,768,976
Accumulated deficit	(33,006,074)	(32,259,946)
Total stockholders' equity/(deficit)	(213,073)	513,712

Total liabilities and stockholders' equity/(deficit)	$1,146,754	$1,189,508

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2025	Three Months ended March 31, 2024
Revenue
Product sales	$484,381	$234,577
Total revenue	484,381	234,577

Costs of sales	121,021	50,591
Gross profit	363,360	183,986

Operating expenses
Selling, general and administrative	1,108,507	893,232
Total operating expenses	1,108,507	893,232

Loss from operations	(745,147)	(709,246)

Other income (expense)
Interest income (expense), net	(1,595)	465
Other income	614	-
Total other income (expenses)	(981)	465

Net loss	$(746,128)	$(708,781)

Loss per common share
Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	46,816,114	44,241,516

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity/(Deficit)
Balance, January 1, 2025	46,816,114	$4,682	$32,768,976	$(32,259,946)	$513,712
Stock compensation expense			19,343		19,343
Net loss	-	-	-	(746,128)	(746,128)
Balance, March 31, 2025	46,816,114	$4,682	$32,788,319	$(33,006,074)	$(213,073)

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2024	44,241,516	$4,424	$30,970,965	$(29,936,241)	$1,039,148
Stock compensation expense			3,081		3,081
Net loss	-	-	-	(708,781)	(708,781)
Balance, March 31, 2024	44,241,516	$4,424	$30,974,046	$(30,645,022)	$333,448

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(746,128)	$(708,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,347	3,767
Stock-based compensation	19,343	3,081
Provision for credit losses	12,525	17,500
Provision for inventory obsolescence	9,119	-
Amortization of operating lease right of use assets	17,251	23,757
Changes in operating assets and liabilities:
Accounts receivable, net	(40,852)	3,434
Inventory, net	42,150	(1,784)
Prepaid expenses and other current assets	(10,961)	756
Accounts payable	442,903	91,808
Accrued expenses	57,225	26,029
Deferred revenue	200,000	-
Operating lease liabilities	(16,097)	(22,016)
Net cash provided by (used in) operating activities	1,825	(562,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(229,884)	-
Net cash used in investing activities	(229,884)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

NET DECREASE IN CASH	(228,059)	(562,449)
Cash, beginning of period	283,714	928,681
Cash, end of period	$55,655	$366,232

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest expense	$1,716	$1,213

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

Description of Business

Nuo Therapeutics, Inc. is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. In 1999, Autologous Wound Therapy, Inc., an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, Autologous Wound Therapy, Inc. changed its name to Cytomedix, Inc. (“Cytomedix”). In 2001, Cytomedix, filed for bankruptcy, from which it emerged in 2002 under a Plan of Reorganization. In September 2007, Cytomedix received Section 510(k) clearance from the U. S. Food and Drug Administration (“FDA”) for the AutoloGel™ System, now known as the Aurix System (“Aurix”), for processing peripheral blood into an autologous platelet rich plasma ("PRP") for wound management. In 2010, Cytomedix acquired the Angel Whole Blood Separation System from Sorin Group USA, Inc. In 2012, Cytomedix, acquired Aldagen, Inc. (“Aldagen”), a privately held developmental cell-therapy company. Aldagen remains a non-operational, wholly owned subsidiary of the Company.

In 2014, Cytomedix changed its name to Nuo Therapeutics, Inc. In 2016, Nuo filed for and emerged from bankruptcy under a Chapter 11 Plan of Reorganization. Effective May 1, 2019, Nuo furloughed its remaining employees and ceased standard operational activities as it awaited developments concerning its reconsideration request with the Centers for Medicare & Medicaid Services (“CMS”) regarding Medicare coverage for Aurix. In April 2021, CMS issued a favorable National Coverage Determination (“NCD”) for autologous PRP products and Nuo restarted business activities in October 2021.  Nuo's principal offices are located in Houston, Texas.

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021, CMS issued an NCD mandating national reimbursement coverage for Aurix when used in chronic non-healing wounds where a clinical diagnosis of diabetes exists for the patient. During the year ended December 31, 2024, we sold 2,000,000 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in May and September 2024 for total proceeds of $1,500,000.

We have incurred, and continue to incur, recurring losses.  As of March 31, 2025, we have an accumulated deficit of approximately $33.0 million and cash of approximately $0.1 million. Subsequent to March 31, 2025, we received $1.3 million from Smith+Nephew representing the balance of the upfront distribution fee under the private label distribution agreement. See Note 4 – Distribution Agreement with Smith+Nephew for additional information.

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

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months that our current resources and projected revenue from sales of Aurix products are insufficient to support our operations for the next 12 months from the date these financial statements are issued.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.  The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The consolidated balance sheet at December 31, 2024, has been derived from our audited financial statements as of that date. The interim unaudited consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at March 31, 2025 and December 31, 2024 is listed below.

	March 31, 2025	December 31, 2024

Customer A	16%	*
Customer B	15%	*
Customer C	10%	14%
Customer D	*	16%
Customer E	*	11%

*  less than 10%

Revenue from significant customers exceeding 10% of total revenues for the three months ended March 31, 2025 and March 31, 2024 is listed below.  All our revenue for both periods was generated within the U.S.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Customer A	18%	*
Customer B	18%	-
Customer E	15%	-
Customer C	*	14%
Customer F	*	14%

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

Accounts Receivable, net

We generate accounts receivable from the sale of the Aurix products and accounts receivable as of March 31, 2025 and December 31, 2024 reflect customer receivables from commercial sales activities.

We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. We estimate credit losses expected over the life of our trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for credit losses when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. For the three month periods ending March 31, 2025 and 2024, we recorded provisions for credit losses of $12,525 and $17,500, respectively. As of March 31, 2025 and December 31, 2024, the allowance for credit losses was approximately $40,000 and $25,000, respectively.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of March 31, 2025, our inventory consisted of approximately $70,000 of finished goods inventory and approximately $29,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2024, our inventory consisted of approximately $89,000 of finished goods inventory and approximately $61,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we record the associated expense for this reserve to cost of sales in the consolidated statements of operations. For the three months ended we recorded a provision for inventory obsolescence of $9,119 and maintained a reserve for inventory obsolescence as of March 31, 2025 of $12,500.  As of December 31, 2024, the reserve for inventory obsolescence was $18,675.

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

Revenue Recognition

We analyze our revenue arrangements to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. We recognize revenues upon the satisfaction of the performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.  In certain instances where the revenue is variable and we cannot estimate the amount of consideration to which we expect to be entitled, we are constrained from initially recognizing revenue.  In these cases, once the estimate is no longer constrained, we recognize revenue in the amount of consideration to which we expect to be entitled.  The Smith+Nephew upfront distribution fee will be recognized ratably as revenue on a straight-line basis over the initial 5-year term of the Distribution Agreement.

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

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities for options are based on the equally weighted average historical volatility from comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We assume that the dividend rate on our common stock will be zero. For the options granted during the three months ended March 31, 2025, we used a risk-free rate of 4.06%, an expected term of 5.5 years, and an expected stock volatility of 75%. There were no options granted during the three months ended March 31, 2024. We have elected to recognize forfeitures of stock-based awards as they occur.

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

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in the three months ended March 31, 2025 and 2024.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, if applicable, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

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

For periods of net income, diluted earnings per share is computed using the more dilutive of the “treasury method” or “two class method.” Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted- average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible notes using the if-converted method. Because none of the Company’s currently outstanding equity-linked financial instruments contain non-forfeitable rights to dividends, the “two class” method results in the same diluted earnings per share as the “treasury method.”

All of our potential dilutive securities are considered anti-dilutive for the three months ended March 31, 2025 and 2024. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Three months ended March 31, 2025	Three months ended March 31, 2024

Shares underlying:
Common stock options	3,334,958	3,189,167
Stock purchase warrants	-	450,000
Financing participation right and contingent warrant	-	500,000
Performance shares	300,000	300,000
	3,634,958	4,439,167

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

Recent Accounting Developments

In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024.  We are currently evaluating the effect of the adoption of this guidance.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated results of operations, financial position, or cash flows.

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024

Medical equipment	$758,527	$538,527
Office/warehouse equipment	48,019	48,019
Warehouse/production equipment	33,200	23,317
	839,746	609,863
Less accumulated depreciation	(448,187)	(432,841)
Property and equipment, net	$391,559	$177,022

Depreciation expense was $15,347 (of which $11,210 was charged to cost of goods sold) and $3,767 for the three months ended March 31, 2025 and 2024, respectively.  None of our long-lived assets were deemed to be impaired during the three months ended March 31, 2025 and 2024.

Note 4 – Distribution Agreement with Smith+Nephew

On March 31, 2025, we entered into a Distribution Agreement (the “Distribution Agreement”) with Smith & Nephew, Inc (“Smith+Nephew”), a U.S. subsidiary of Smith & Nephew PLC, a global medical technology company.  Under the Distribution Agreement, we will supply to Smith+Nephew its own private label of our Aurix product.  Although Smith+Nephew will be the sole and exclusive distributor in the United States of a private label Aurix product (the “Private Label product”), we have the ability and will continue to market, distribute, and sell our own brand Aurix product.

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

As consideration for entering into the Distribution Agreement, we have received an upfront fee of $1.5 million from Smith+Nephew and we are eligible for an additional $750,000 in milestone fees based on our establishment and maintenance of reimbursement in certain categories for the Aurix and the Private Label products. Such fees will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the Distribution Agreement if we do not comply with certain terms and conditions.  In February 2025, we received $200,000 of the upfront distribution fee as an exclusivity payment which is reflected as deferred revenue as of March 31, 2025.

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

In connection with entering into the Distribution Agreement, Smith+Nephew obtained certain additional information rights related to Nuo’s business and corporate matters. In particular, we provided Smith+Nephew a right of notification and a right of first negotiation over a defined period, in the event we receive from another party a proposal for (a) the license, assignment, transfer, or disposal of our Aurix product or related products, or (b) a business combination that we submit or recommend to our stockholders.  These rights continue for a limited period of the initial term of the Distribution Agreement.

Note 5 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of March 31, 2025 and December 31, 2024:

Description	March 31, 2025	March 31, 2024

2022 Sales incentive warrants	450,000	450,000
2024 Financing Participation warrant	-	500,000
Total	450,000	950,000

During the year ended December 31, 2022, we issued two warrants to purchase (i) 250,000 shares of common stock at an exercise price of $1.00 per share and expiring December 31, 2027 and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and expiring December 31, 2028 to a distribution partner under an agreement whereby the warrants were exercisable subject to the distributor attaining certain performance goals based upon exceeding sales quota revenues for calendar years 2023 through potentially 2025.   According to the warrants' vesting provisions, they will not be exercisable throughout the remainder of their term.  The warrants are equity classified.  Additionally, we agreed to issue certain additional warrants to acquire up to 500,000 shares of common stock to the same distribution partner where the issuance of the warrant was contingent upon future financing events. This warrant was issued as of January 1, 2024 and exercised in its entirety by the holder during the year ended December 31, 2024. See Note 6 – Equity and Stock Based Compensation for further information.

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

Pursuant to the Agreement, Pacific Med purchased 500,000 shares of common stock for $500,000. As part of the purchase of common stock, we agreed to grant to Pacific Med the right to participate in any future financing by Nuo through December 31, 2023 (the “Participation Rights”) in connection with a listing of our common stock on a national securities exchange. The Participation Rights entitled Pacific Med to purchase up to 500,000 shares of common stock upon substantially the same terms, conditions, and price provided for in such financing. If such a financing did not occur by December 31, 2023, we agreed to issue Pacific Med a warrant with a January 1, 2024 issuance date and exercisable until June 30, 2024, to purchase up to 500,000 shares of common stock at a price equal to the lower of $2.00 per share or the 20-day volume weighted average closing price per share ending December 31, 2023 (the “2024 Financing Participation warrant”). We issued the 2024 Financing Participation warrant to Pacific Med on January 1, 2024 with an exercise price of $0.56 per share. Pacific Med exercised (i) 270,000 of the warrants for cash proceeds of $151,200 and (ii) the remaining 230,000 warrants cashlessly in exchange for the issuance of 86,889 shares of common stock during the year ended December 31, 2024. The common stock and Participation Rights are equity classified.

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under the sales and distribution arrangement, we also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitled Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share upon Pacific Med attaining certain performance goals based upon exceeding sales quota revenue for calendar years 2023 and/or 2024. The second warrant entitles Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share upon Pacific Med attaining certain performance goals based upon exceeding sales quota revenue for calendar years 2024 and/or 2025. The warrants will expire December 31, 2027 and December 31, 2028, respectively.  However, the performance goals providing for exercisability of the warrants were not achieved and the warrants will not be exercisable throughout the remainder of their term.  We also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the shares is not considered probable as of March 31, 2025, there was no expense recognition for the three months ended March 31, 2025. When issuance is determined to be probable, the issuance date fair value of the shares through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance.

Stock-Based Compensation

In July 2016, the Board of Directors approved the 2016 Omnibus Incentive Plan (the “Plan”), and in November 2016, holders of a majority of our capital stock approved the Plan, as amended and restated, which provides for the grant of equity and cash incentive awards to officers, directors and employees of, and consultants to, Nuo Therapeutics and its subsidiaries. Further, in March 2022, the Board approved an amendment to the Plan to increase the shares available to 4,250,000 and remove an annual evergreen provision, which was approved by the holders of a majority of our outstanding common stock and which became effective in June 2022.

A summary of stock option activity under the Plan during the three months ended March 31, 2025 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2025	3,258,958	$0.61	5.30
Granted	76,000	1.19	10.0
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2025	3,334,958	$0.62	5.17
Exercisable at March 31, 2025	2,805,375	$0.65	4.38

There were 76,000 stock options granted to an employee and a third-party consultant during the three months ended March 31, 2025. The fair value of the options to vest over three years was approximately $59,800. The aggregate intrinsic value for outstanding and exercisable options as of March 31, 2025 was approximately $1,927,000 and $1,552,000 respectively. There were no options granted during the three months ended March 31, 2024.

For the three months ended March 31, 2025 and 2024, we recorded stock-based compensation expense of $19,343 and $3,081, respectively. As of March 31, 2025, there was approximately $143,700 of unrecognized compensation cost related to the non-vested stock options which is expected to be recognized prior to year-end 2028.

Note 7 – Segment Information

We manage our business activities on a consolidated basis and operate as a single operating segment dedicated to developing and marketing products for chronic wound care that harness the regenerative capacity of the human body to trigger natural healing. We derive our revenue from product sales of the Aurix product line. The accounting policies of the segment are the same as those described in Note 2 – Liquidity and Summary of Significant Accounting Policies.

Our CODM is Nuo's Chief Executive and Financial Officer, David E. Jorden. The CODM uses net loss, as reported in our consolidated statements of operations, in evaluating the performance of the segment and determining how to allocate our resources of as a whole. The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table presents the operating results of the segment:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Total revenues	$484,381	$234,577
Less significant segment expenses:
Cost of sales (excluding provision for inventory obsolescence and applicable depreciation expense)	100,692	50,591
Total compensation and benefit costs (including third party commission expense)	562,907	483,992
Provisions for credit losses and inventory obsolescence	21,644	17,500
All other operating expenses (excluding depreciation and credit loss provision) (a)	492,344	361,135
Other segment items:
Depreciation, amortization of right of use assets, and stock-based compensation	51,941	30,605
Interest expense (income), net	1,595	(465)
Other expense (income), net	(614)	-
Consolidated net loss	$(746,128)	$(708,781)

(a) All other operating expenses included in consolidated net loss includes professional fees, lease expenses, insurance costs, travel and entertainment expenses, and all other selling, general and administrative expenses.

Note 8 – Commitments and Contingencies

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

In February 2022, we entered into an additional commercial operating lease for our primary office and warehouse/distribution space in Texas. The lease requires us to pay for insurance, taxes, and our share of common operating expenses. This lease expires in March 2027.  This lease is classified as an operating lease and we established a right of use asset and lease liability using a 10% discount rate.

Total operating lease costs were approximately $29,000 and $36,500 for the three months ended March 31, 2025 and 2024, respectively, consisting solely of base rental and common area maintenance costs.   We have no financing leases.

Future undiscounted cash flows under this lease are:

2025	60,205
2026	82,705
2027	21,284
Total operating lease payments	164,194

Discount factor	(16,085)
Present value of operating lease liabilities	148,109
Current portion of operating lease liabilities	(69,160)
Non-current portion of operating lease liabilities	$78,949

Note 9 – Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. No material events requiring disclosure were identified.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Nuo Therapeutics, Inc. ("Nuo," the "Company," "we," "us," or "our") should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), filed with the U.S. Securities and Exchange Commission (the "SEC") on April 1, 2025.

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

In addition to the risks identified under the heading “Risk Factors” in our Annual Report and the other filings referenced above, other sections of this Quarterly Report may include additional factors which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to its forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Our Business and Product

We are a commercial-stage medical device company focused on developing and marketing products for chronic wound care primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (i.e., from self, the patient’s own) biological therapies for tissue repair and regeneration is part of a clinical strategy designed to improve long-term recovery in inherently complex chronic conditions with significant unmet medical needs.

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

In 2012, a Medicare National Coverage Determination (“NCD”) from CMS reversed a twenty-year old non-coverage decision for autologous blood derived products used in wound care. This NCD allowed for Medicare coverage under the Coverage with Evidence Development (“CED”) program.  CED programs have been employed for a selected variety of other therapies, including transcatheter aortic valve repair and cochlear implantation.  Under the CED program, CMS provides reimbursement for items or services on the condition that they be furnished in approved clinical protocols or in the collection of additional clinical data.  Under the CED program, a facility treating a patient with Aurix was reimbursed by Medicare when health outcomes data were collected to inform future coverage decisions. The intent of the CED program was to evaluate the outcomes of Aurix therapy for the broader Medicare population when it is used in a “real world” continuum of care.

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

As of March 31, 2025, we had established contractual relationships with more than 200 third-party entity and individual representatives including a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. The number of sales agent representatives may continue to expand modestly in the months ahead, but the current focus is establishing commercial customer relationships with wound care providers in primarily hospital outpatient wound care clinics and ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 NCD.

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

As consideration for entering into the Distribution Agreement, Smith+Nephew paid us an upfront distribution fee of $1,500,000 for distribution rights and we are also eligible to be paid by Smith+Nephew an additional $750,000 in fees based on our establishment and maintenance of reimbursement in certain categories for the Aurix and the Private Label products. These fees will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the Distribution Agreement if we do not comply with certain terms and conditions.

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

The description above of the Distribution Agreement is qualified by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and incorporated herein.

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

Anti-infective Activity

The bioburden population in chronic wounds vary over time and wounds invariably retain or become re-infected with some level of bacteria that is detrimental to healing (Howell-Jones 2005). In addition to regenerative capacity, platelets release anti-microbial peptides effective against a broad range of pathogens including Methicillin Resistant Staphylococcus Aureus (“MRSA”) (Moojen 2007, Jia 2010, Tang 2002, Bielecki 2007).

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

Product revenues for the three months ended March 31, 2025 totaled approximately $484,000 in comparison to product revenues of approximately $235,000 in the three months ended March 31, 2024 representing an increase of approximately $249,000. Associated gross profit was approximately $363,000 in the three months ended March 31, 2025 in comparison to approximately $184,000 of gross profit in the three months ended March 31, 2024. The increase in revenues and gross profit was due to an expanding customer base over the past year as hospital wound care facilities and providers become incrementally aware of the Aurix product and the 2021 Medicare NCD.

Operating Expenses

Total operating expenses increased approximately $215,000 to approximately $1,109,000 comparing the three months ended March 31, 2025 to the three months ended March 31, 2024. The increase from the prior year was due primarily to increases in (i) professional fees of approximately $123,000 due largely to increased legal fees associated with the negotiation and finalization of the distribution agreement with Smith+Nephew and (ii) third party commission expense of approximately $67,000 for independent sales representatives and distributors resulting from increased Aurix product revenues.

Other Income (Expense)

Interest income (expense), net for the three months ended March 31, 2025 represents interest expense associated with the financing of insurance premiums in excess of nominal interest income on reduced cash balances while other income for the period March 31, 2025 was nominal.

Liquidity and Capital Resources

Overview

As of March 31, 2025, we had cash balances of approximately $0.1 million, total current assets of approximately $0.6 million and total current liabilities of approximately $1.3 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2024, and 2023, we incurred net losses of approximately $2.3 million and $3.2 million, respectively. As of March 31, 2025, our accumulated deficit was approximately $33.0 million and our stockholders’ deficit was approximately $0.2 million.

Effective January 1, 2024, pursuant to the provisions of the August 2022 Common Stock and Warrant Purchase Agreement with Pacific Medical, Inc. ("Pacific Med"), we issued to Pacific Med a warrant to purchase up to 500,000 shares of common stock at a price equal to $0.56, the 20-day volume weighted average closing price per share of our common stock ending December 31, 2023. A portion of the warrant was exercised on June 27, 2024 and we received proceeds of $151,200.

During the year ended December 31, 2024, we sold 2,000,000 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in May and September 2024 for total proceeds of $1,500,000.

Subsequent to March 31, 2025, we received $1.3 million from Smith+Nephew representing the balance of the upfront distribution fee under the Distribution Agreement.

Our continuing losses and limited cash resources raise substantial doubt about our ability to continue as a going concern, and we need to raise additional funds in order to continue to conduct our business.   If we are unable to secure sufficient capital to fund our operating activities, we may be forced to delay further the completion of, or significantly reduce the scope of, our current business plan.   It is uncertain whether we will be able to obtain such financing on satisfactory terms or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financing or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if obtained, may not be adequate to meet our capital needs and to support our operations.

We maintain our cash deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses related to amounts in excess of FDIC limits.

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash flows provided by/(used in) operating activities	$1,825	$(562,449)
Cash flows used in investing activities	$(229,884)	$-
Cash flow provided by financing activities	$-	$-

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2025 of approximately $2,000 primarily reflects our net loss of approximately $746,000 adjusted by (i) approximately $474,000 net change in operating assets and liabilities (excluding deferred revenue), (ii) approximately $52,000 in total for amortization of right of use assets, depreciation of property and equipment, and stock-based compensation, and (iii) $200,000 in deferred revenue. The deferred revenue is due to the receipt in February 2025 of a $200,000 exclusivity payment from Smith+Nephew in conjunction with the private label distribution agreement which was executed as of March 31, 2025.

Cash used in operating activities for the three months ended March 31, 2024 of approximately $562,000 primarily reflects our net loss of approximately $708,000 adjusted by (i) approximately $98,000 net change in operating assets and liabilities, (ii) approximately $31,000 in total for amortization of right of use assets, depreciation of property and equipment, and stock-based compensation, and (iii) a provision for credit losses of $17,500.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 primarily represents $220,000 in expenditures for the purchase of centrifuge devices.

We had no investing activities for the three months ended March 31, 2024.

Financing Activities

We did not have any financing activities for the three months ended March 31, 2025 and 2024.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying notes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the unaudited condensed consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report.  There were no accounting policies identified as critical.  There have been no material changes to our critical accounting policies or estimates since December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive and Financial Officer, who is our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, we concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses previously disclosed in our Annual Report as described below under “Material Weaknesses” and “Remediation Plan.”

Notwithstanding the conclusion that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective, management believes that the consolidated financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our Annual Report and the consolidated financial statements and related disclosures therein, management identified the following material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

During the quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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

3.4	Amended and Restated By-Laws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein).

10.1	Distribution Agreement between Smith & Nephew, Inc. and Nuo Therapeutics, Inc. dated March 31, 2025 (previously filed on April 1, 2025 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated by reference herein).#

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three month periods ended March 31, 2025 and 2024, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three month periods ended March 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2025 and 2024 and (v)  Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: April 30, 2025
	By:	/s/ David E. Jorden
David E. Jorden Chief Executive and Financial Officer
(Principal Executive and Financial Officer)