Form 10-Q
period 2025-06-30
Nuo Therapeutics, Inc.
filed 2025-07-31
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 29, 2025, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 46,830,788.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$316,354	$283,714
Accounts receivable, net	320,440	248,205
Inventory, net	165,816	150,442
Prepaid expenses and other current assets	50,670	159,185
Total current assets	853,280	841,546

Property and equipment, net	370,170	177,022
Operating lease right of use assets	136,035	170,940
Total assets	$1,359,485	$1,189,508

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$312,884	$219,190
Accrued expenses	314,554	292,400
Deferred revenue	300,000	-
Current portion of operating lease liabilities	71,517	66,861
Total current liabilities	998,955	578,451

Deferred revenue – long term	1,125,000	-
Non-current portion of operating lease liabilities	60,091	97,345
Total liabilities	2,184,046	675,796

Commitments and contingencies (Note 8)

Stockholders' equity/(deficit)
Common stock; $0.0001 par value, 100,000,000 shares authorized, 46,826,478 and 46,816,114 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4,683	4,682
Additional paid-in capital	32,826,519	32,768,976
Accumulated deficit	(33,655,763)	(32,259,946)
Total stockholders' equity/(deficit)	(824,561)	513,712

Total liabilities and stockholders' equity/(deficit)	$1,359,485	$1,189,508

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2025	Three Months ended June 30, 2024
Revenue
Product sales	$625,202	$364,773
License revenue	75,000	-
Total revenue	700,202	364,773

Costs of sales	159,350	65,335
Gross profit	540,852	299,438

Operating expenses
Selling, general and administrative	1,192,874	841,420
Total operating expenses	1,192,874	841,420

Loss from operations	(652,022)	(541,982)

Other income (expense)
Interest income (expense), net	1,153	541
Other income	1,180	1,350
Total other income (expenses)	2,333	1,891

Net loss	$(649,689)	$(540,091)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	46,823,111	44,657,742

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months ended June 30, 2025	Six Months ended June 30, 2024
Revenue
Product sales	$1,109,583	$599,350
License revenue	75,000	-
Total revenue	1,184,583	599,350

Costs of sales	280,371	115,926
Gross profit	904,212	483,424

Operating expenses
Selling, general and administrative	2,301,381	1,734,652
Total operating expenses	2,301,381	1,734,652

Loss from operations	(1,397,169)	(1,251,228)

Other income (expense)
Interest income (expense), net	(442)	1,006
Other income	1,794	1,350
Total other income (expenses)	1,352	2,356

Net loss	$(1,395,817)	$(1,248,872)

Loss per common share
Basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	46,819,632	44,449,629

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

For the Three Months and Six Months Ended June 30, 2025 and 2024

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity/(Deficit)
Balance, January 1, 2025	46,816,114	$4,682	$32,768,976	$(32,259,946)	$513,712
Stock compensation expense	-	-	19,343	-	19,343
Net loss	-	-	-	(746,128)	(746,128)
Balance, March 31, 2025	46,816,114	$4,682	$32,788,319	$(33,006,074)	$(213,073)
Stock compensation expense	-	-	23,201	-	23,201
Issuance of common stock for services provided	10,364	1	14,999	-	15,000
Net loss	-	-	-	(649,689)	(649,689)
Balance, June 30, 2025	46,826,478	$4,683	$32,826,519	$(33,655,763)	$(824,561)

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2024	44,241,516	$4,424	$30,970,965	$(29,936,241)	$1,039,148
Stock compensation expense	-	-	3,081	-	3,081
Net loss	-	-	-	(708,781)	(708,781)
Balance, March 31, 2024	44,241,516	$4,424	$30,974,046	$(30,645,022)	$333,448
Issuance of common stock for cash proceeds	867,833	87	650,788	-	650,875
Issuance of common stock for warrant exercise	270,000	27	151,173	-	151,200
Issuance of common stock for cashless warrant exercise	86,889	9	(9)	-	-
Stock compensation expense	-	-	3,081	-	3,081
Net loss	-	-	-	(540,091)	(540,091)
Balance, June 30, 2024	45,466,238	$4,547	$31,779,079	$(31,185,113)	$598,513

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,395,817)	$(1,248,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	38,403	7,535
Stock-based compensation	42,544	6,162
Provision for credit losses	12,525	17,500
Provision for inventory obsolescence	9,119	-
Vendor expense settled in shares of common stock	15,000	-
Amortization of operating lease right of use assets	34,905	39,887
Changes in operating assets and liabilities:
Accounts receivable, net	(84,760)	(71,768)
Inventory, net	(24,493)	(7,227)
Prepaid expenses and other current assets	108,515	(5,230)
Accounts payable	93,694	3,125
Accrued expenses	22,154	41,655
Deferred revenue	1,425,000	-
Operating lease liabilities	(32,598)	(36,383)
Net cash provided by (used in) operating activities	264,191	(1,253,616)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(231,551)	(4,100)
Net cash used in investing activities	(231,551)	(4,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	650,875
Net proceeds from warrant exercise	-	151,200
Net cash provided by financing activities	-	802,075

NET INCREASE (DECREASE) IN CASH	32,640	(455,641)
Cash, beginning of period	283,714	928,681
Cash, end of period	$316,354	$473,040

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest expense	$2,328	$1,687

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

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021, CMS issued an NCD mandating national reimbursement coverage for Aurix when used in chronic non-healing wounds where a clinical diagnosis of diabetes exists for the patient. During the year ended December 31, 2024, we sold 2,000,000 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in May and September 2024 for total proceeds of $1,500,000. During the six months ended June 30, 2025, we received an upfront distribution fee of $1.5 million from Smith+Nephew in conjunction with the private label distribution agreement. See Note 4 – Distribution Agreement with Smith+Nephew for additional information. We have incurred, and continue to incur, recurring losses.  As of June 30, 2025, we have an accumulated deficit of approximately $33.7 million and cash of approximately $0.3 million.

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

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at June 30, 2025 and December 31, 2024 is listed below.

	June 30, 2025	December 31, 2024

Customer A	13%	-
Customer B	*	16%
Customer C	*	14%
Customer D	*	11%

*  less than 10%

Revenues from significant customers exceeding 10% of total revenues for the three and six months ended June 30, 2025 and June 30, 2024 is listed below.  All our revenue for both periods was generated within the U.S.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024

Customer E	11%	*
Customer F	11%	-
Customer G	10%	-
Customer C	*	25%
Customer D	*	12%

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Customer E	15%	*
Customer G	14%	-
Customer D	11%	*
Customer C	*	21%

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

Accounts Receivable, net

We generate accounts receivable from the sale of the Aurix products and accounts receivable as of June 30, 2025 and December 31, 2024 reflect customer receivables from commercial sales activities.

We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. We estimate credit losses expected over the life of our trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for credit losses when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. For the six month periods ending June 30, 2025 and 2024, we recorded provisions for credit losses of $12,525 and $17,500, respectively. As of June 30, 2025 and December 31, 2024, the allowance for credit losses was approximately $40,000 and $25,000, respectively.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of June 30, 2025, our inventory consisted of approximately $94,000 of finished goods inventory and approximately $72,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2024, our inventory consisted of approximately $89,000 of finished goods inventory and approximately $61,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we record the associated expense for this reserve to cost of sales in the consolidated statements of operations. For the six months ended June 30, 2025 we recorded a provision for inventory obsolescence of $9,119 and maintained a reserve for inventory obsolescence as of June 30, 2025 of $12,500.  As of December 31, 2024, the reserve for inventory obsolescence was $18,675.

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

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities for options are based on the equally weighted average historical volatility from comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We assume that the dividend rate on our common stock will be zero. For the options granted during the six months ended June 30, 2025, we used a risk-free rate of 4.06%, an expected term of 5.5 years, and an expected stock volatility of 75%. There were no options granted during the six months ended June 30, 2024. We have elected to recognize forfeitures of stock-based awards as they occur.

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

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in the six months ended June 30, 2025 and 2024.

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

All of our potential dilutive securities are considered anti-dilutive for the six months ended June 30, 2025 and 2024. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Six months ended June 30, 2025	Six months ended June 30, 2024

Shares underlying:
Common stock options	3,334,958	3,189,167
Stock purchase warrants	200,000	450,000
Performance shares	300,000	300,000
	3,834,958	3,939,167

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

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024

Medical equipment	$758,527	$538,527
Office/warehouse equipment	49,686	48,019
Warehouse/production equipment	33,200	23,317
	841,413	609,863
Less accumulated depreciation	(471,243)	(432,841)
Property and equipment, net	$370,170	$177,022

Depreciation expense was $23,056 (of which $18,543 was charged to cost of goods sold) and $3,767 for the three months ended June 30, 2025 and 2024, respectively.  Depreciation expense was $38,403 (of which $29,753 was charged to cost of goods sold) and $7,535 for the six months ended June 30, 2025 and 2024, respectively. None of our long-lived assets were deemed to be impaired during the three months ended June 30, 2025 and 2024.

Note 4 – Distribution Agreement with Smith+Nephew

On March 31, 2025, we entered into a Distribution Agreement with Smith & Nephew, Inc (“Smith+Nephew”), a U.S. subsidiary of Smith & Nephew PLC, a global medical technology company.  Under the agreement, we will supply to Smith+Nephew its own private label of our Aurix product.  Although Smith+Nephew will be the sole and exclusive distributor in the United States of its own private label Aurix product, we have the right and will continue to market, sell, and distribute our branded Aurix product.  During the six months ended June 30, 2025, we recognized the initial $75,000 of license revenue under the Distribution Agreement.

Under the agreement, Smith+Nephew will purchase private label product from us, from time to time at agreed upon transfer pricing and we will manufacture, package, and ship the product to Smith+Nephew’s customers in accordance with purchase orders and the agreement.  During the 5-year initial term of the agreement commencing on the date of first sale by Smith+Nephew, minimum annual purchase commitments of an average of approximately $500,000 will apply for Smith+Nephew to maintain exclusive distribution rights.

As consideration for entering into the agreement, we received an upfront fee of $1.5 million and we are eligible for an additional $750,000 in milestone fees based on our establishment and maintenance of reimbursement in certain categories for the Aurix and the private label products. Such fees will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the agreement if we do not comply with certain terms and conditions. The $1.5 million distribution fee is being recognized on a pro rata basis over the initial term of the agreement and the unearned distribution fee is treated as deferred revenue.

The agreement is for an initial term of five years and is renewable for additional two-year terms subject to earlier termination in accordance with the terms and conditions of the agreement. Although the agreement is exclusive to Smith+Nephew in the United States, we are entitled to maintain our existing distributors and sales agents for the Aurix product. The agreement also contains other standard and negotiated terms and conditions including non-solicitation of each parties’ customers based on identified customer lists, and certain liability and indemnity clauses.

In connection with entering into the agreement, Smith+Nephew obtained certain additional information rights related to our business and corporate matters. In particular, we provided Smith+Nephew a right of notification and a right of first negotiation over a defined period, in the event we receive from another party a proposal for (a) the license, assignment, transfer, or disposal of our Aurix product or related products, or (b) a business combination that we submit or recommend to our stockholders.  These rights continue for a limited period of the initial term of the agreement.

Note 5 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of June 30, 2025 and June 30, 2024:

Description	June 30, 2025	June 30, 2024

2022 Sales incentive warrants	200,000	450,000
Total	200,000	450,000

During the year ended December 31, 2022, we issued two warrants to purchase (i) 250,000 shares of common stock at an exercise price of $1.00 per share and expiring December 31, 2027 and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and expiring December 31, 2028 to a distribution partner under an agreement whereby the warrants were exercisable subject to the distributor attaining certain performance goals based upon exceeding sales quota revenues for calendar years 2023 through potentially 2025.   According to the warrants' vesting provisions, they will not be exercisable throughout the remainder of their term.  Furthermore, the warrants shall be considered cancelled and forfeited upon a determination that the performance goals cannot be attained upon the last of the determination dates.  Therefore, the warrant for 250,000 shares expiring December 31, 2027 has been removed from the tabular presentation above as the final determination date was January 15, 2025.  The warrants are equity classified.

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

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under the sales and distribution arrangement, we also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitled Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share upon Pacific Med attaining certain performance goals based upon exceeding sales quota revenue for calendar years 2023 and/or 2024. The second warrant entitles Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share upon Pacific Med attaining certain performance goals based upon exceeding sales quota revenue for calendar years 2024 and/or 2025. The warrants will expire December 31, 2027 and December 31, 2028, respectively.  However, the performance goals providing for exercisability of the warrants were not achieved and the warrants will not be exercisable throughout the remainder of their term.  Furthermore, the warrants shall be considered cancelled and forfeited upon a determination that the performance goals cannot be attained upon the last of the determination dates.  As a result, the warrant expiring December 31, 2027 is considered cancelled and forfeited.  We also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the shares is not considered probable as of June 30, 2025, there was no expense recognition for the six months ended June 30, 2025. When issuance is determined to be probable, the issuance date fair value of the shares through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance.

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

A summary of stock option activity under the Plan during the six months ended June 30, 2025 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2025	3,258,958	$0.61	5.30
Granted	76,000	1.19	10.0
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at June 30, 2025	3,334,958	$0.62	4.92
Exercisable at June 30, 2025	2,818,291	$0.65	4.15

There were 76,000 stock options granted to an employee and a third-party consultant during the six months ended June 30, 2025. The fair value of the options to vest over three years was approximately $59,800. The aggregate intrinsic value for outstanding and exercisable options as of June 30, 2025 was approximately $2.9 million and $2.4 million, respectively. There were no options granted during the six months ended June 30, 2024.

For the three months ended June 30, 2025 and 2024, we recorded stock-based compensation expense of $23,201 and $3,081, respectively.  For the six months ended June 30, 2025 and 2024, we recorded stock-based compensation expense of $42,544 and $6,162, respectively. As of June 30, 2025, there was approximately $120,500 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized prior to year-end 2028.

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

The following table presents the operating results of the segment:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	700,202	364,773	$1,184,583	$599,350
Less significant segment expenses:
Cost of sales (excluding provision for inventory obsolescence and applicable depreciation expense)	140,807	65,335	241,499	115,926
Total compensation and benefit costs (including third party commission expense)	645,902	510,544	1,208,809	994,536
Provisions for credit losses and inventory obsolescence	-	-	21,644	17,500
All other operating expenses (excluding depreciation and credit loss provision) (a)	501,604	284,141	993,948	669,032
Other segment items:
Depreciation, amortization of right of use assets, and stock-based compensation	63,911	46,735	115,852	53,584
Interest expense (income), net	(1,153)	(541)	442	(1,006)
Other expense (income), net	(1,180)	(1,350)	(1,794)	(1,350)
Consolidated net loss	(649,689)	(540,091)	$(1,395,817)	$(1,248,872)

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

Total operating lease costs were approximately $28,500 and $27,400 for the three months ended June 30, 2025 and 2024, respectively.  Total operating lease costs were approximately $57,500 and $63,900 for the six months ended June 30, 2025 and 2024, respectively.  Operating lease costs consist solely of base rental and common area maintenance costs.   We have no financing leases.

Future undiscounted cash flows under this lease are:

2025	40,136
2026	82,705
2027	21,285
Total operating lease payments	144,126

Discount factor	(12,518)
Present value of operating lease liabilities	131,608
Current portion of operating lease liabilities	(71,517)
Non-current portion of operating lease liabilities	$60,091

Note 9 – Subsequent Events

Effective July 30, 2025, the Company closed on an equity private placement for the sale of 527,612 shares of common stock for gross proceeds of $791,418 to certain accredited investors under a Securities Purchase Agreement dated July 25, 2025 providing for the issuance of up to 600,000 shares of common stock.

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

As of June 30, 2025, we had established contractual relationships with more than 200 third-party entity and individual representatives including a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. The number of sales agent representatives may continue to expand modestly in the months ahead, but the current focus is establishing commercial customer relationships with wound care providers in primarily hospital outpatient wound care clinics and ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 NCD.

Distribution Agreement with Smith+Nephew

On March 31, 2025, we entered into a Distribution Agreement (the “Distribution Agreement”) with a U.S. affiliate of Smith & Nephew PLC (“Smith+Nephew”), a global medical technology company.  Under the Distribution Agreement, we will supply Smith+Nephew its own private label of our Aurix product.  Although Smith+Nephew will be the sole and exclusive distributor in the United States of a private label Aurix product (the “Private Label product”), we have the ability and will continue to market, distribute, and sell our own Aurix branded product.

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

The $1,500,000 upfront distribution fee will be recognized ratably as revenue on a straight-line basis over the initial five-year term of the Distribution Agreement.

We believe that Smith+Nephew will need time to establish and begin commercial sales of its Private Label product. As a result, we anticipate modest sales under the Distribution Agreement during the next 12 months. While the Distribution Agreement will provide us with revenues, we also will incur expenses at the outset of the Distribution Agreement to enable us to comply with its provisions as well as packaging, shipping, and related costs associated with delivering the Private Label product for Smith+Nephew. The amount of these expenses and costs will vary depending on the amount of purchase orders that we receive from Smith+Nephew.

On May 14, 2025, we entered into Amendment No. 1 (the “Amendment”) to the Distribution Agreement. The Amendment supplements the Distribution Agreement by additionally providing for an interim sales agency arrangement whereby Smith+Nephew is entitled to act as sales agent on an interim basis for the sale of products under the Aurix brand to certain Smith+Nephew customers. As compensation, Smith+Nephew is entitled to a commission on net sales of the Nuo branded products sold to the Smith+Nephew customers. The Amendment’s interim sales agency arrangement terminates upon the earlier of December 31, 2025 or the date notified in writing by Smith+Nephew upon not less than thirty days’ notice of such termination.

The description above of the Distribution Agreement is qualified by reference to the full text of such agreement, a copy of which was filed as Exhibit 10.1 to our Annual Report.  The description above of the Amendment is qualified by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and incorporated herein.

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

Results of Operations

The amounts presented in these comparison sections are rounded to the nearest thousand.

Comparison of Three Months Ended June 30, 2025 and 2024

Revenue and Gross Profit

Total revenues for the three months ended June 30, 2025 totaled approximately $700,000 including $75,000 of license fee revenue related to the Smith+Nephew distribution agreement. Product revenues for the three months ended June 30, 2025 totaled approximately $625,000 in comparison to product and total revenues of approximately $365,000 in the three months ended June 30, 2024 representing an increase of approximately $335,000. Associated gross profit was approximately $541,000 in the three months ended June 30, 2025 in comparison to approximately $299,000 of gross profit in the three months ended June 30, 2024. The increase in revenues and gross profit was due primarily to an expanding customer base over the past year as hospital wound care facilities and providers become incrementally aware of the Aurix product and the 2021 Medicare NCD as well as the initial license fee revenue under the Smith+Nephew distribution agreement.

Operating Expenses

Total operating expenses increased approximately $352,000 to approximately $1,193,000 comparing the three months ended June 30, 2025 to the three months ended June 30, 2024. The increase from the prior year was due primarily to increases in (i) professional fees of approximately $129,000 due largely to increased legal and accounting fees associated with the finalization of the distribution agreement with Smith+Nephew and SEC registration statements filed in the quarter,  (ii) third party commission expense of approximately $68,000 for independent sales representatives and distributors resulting from increased Aurix product revenues , and (iii) third party consulting expenses of approximately $63,000 primarily for our quality management system and reimbursement support services.

Other Income (Expense)

Other income (expense), net for the three months ended June 30, 2025 and 2024 primarily represents interest income on cash balances in excess of interest expense associated with the financing of insurance premiums while other income for the three-month periods was nominal.

Comparison of Six Months Ended June 30, 2025 and 2024

Revenue and Gross Profit

Total revenues for the six months ended June 30, 2025 totaled approximately $1,184,000 including $75,000 of license fee revenue related to the Smith+Nephew distribution agreement. Product revenues for the six months ended June 30, 2025 totaled approximately $1,109,000 in comparison to product revenues of approximately $599,000 in the six months ended June 30, 2024 representing an increase of approximately $511,000. Associated gross profit was approximately $904,000 in the six months ended June 30, 2025 in comparison to approximately $483,000 of gross profit in the six months ended June 30, 2024. The increase in revenues and gross profit was due to an expanding customer base over the past year as hospital wound care facilities and providers become incrementally aware of the Aurix product and the 2021 Medicare NCD as well as the initial license fee revenue under the Smith+Nephew distribution agreement.

Operating Expenses

Total operating expenses increased approximately $567,000 to approximately $2,301,000 comparing the six months ended June 30, 2025 to the six months ended June 30, 2024.  The increase from the prior year was due primarily to increases in (i) professional fees of approximately $199,000 due largely to increased legal and accounting fees associated with the negotiation and finalization of the Smith+Nephew distribution agreement and SEC registration statements filed in the period,  (ii) third party commission expense of approximately $135,000 for independent sales representatives and distributors resulting from increased Aurix product revenues, and (iii) third party consulting expenses of approximately $83,000 primarily for our quality management system and reimbursement support services.

Other Income (Expense)

Other income (expense), net for the six months ended June 30, 2025 primarily represents interest expense associated with the financing of insurance premiums in excess of interest income on cash balances while other income for the six-month periods was nominal.

Liquidity and Capital Resources

Overview

As of June 30, 2025, we had cash balances of approximately $0.3 million, total current assets of approximately $0.9 million and total current liabilities of approximately $1.0 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2024, and 2023, we incurred net losses of approximately $2.3 million and $3.2 million, respectively. As of June 30, 2025, our accumulated deficit was approximately $33.6 million and our stockholders’ deficit was approximately $0.8 million.

During the six-month period ended June 30, 2025, we received $1.5 million from Smith+Nephew representing the upfront distribution fee under the Distribution Agreement.

Effective January 1, 2024, pursuant to the provisions of the August 2022 Common Stock and Warrant Purchase Agreement with Pacific Medical, Inc. ("Pacific Med"), we issued Pacific Med a warrant to purchase up to 500,000 shares of common stock at a price equal to $0.56, the 20-day volume weighted average closing price per share of our common stock ending December 31, 2023. A portion of the warrant was exercised during the six-month period ended June 30, 2024 and we received proceeds of $151,200.

On May 12, 2025, the SEC declared the Company's shelf registration statement on Form S-3 effective. The shelf registration statement enables us to offer and sell, from time to time in one or more offerings, shares of our common stock with an aggregate offering amount not exceeding $15 million. The shelf registration statement could provide us with access to liquidity from the public markets should we decide to utilize it for that purpose.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash flows provided by (used in) operating activities	$264,191	$(1,253,616)
Cash flows used in investing activities	$(231,551)	$(4,100)
Cash flow provided by financing activities	$-	$802,075

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2025 of approximately $264,000 primarily reflects our net loss of approximately $1,396,000 adjusted by (i) the $1,425,000 increase in deferred revenues (ii) approximately $83,000 net change in operating assets and liabilities (excluding deferred revenue), and (iii) approximately $116,000 in total for amortization of right of use assets, depreciation of property and equipment, and stock-based compensation.  The deferred revenue is due to the receipt of the $1.5 million upfront distribution fee from Smith+Nephew in conjunction with the private label distribution agreement which was effective as of March 31, 2025.

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

Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 primarily represents $220,000 in expenditures for the purchase of centrifuge devices.

We had limited investing activities for the six months ended June 30, 2024.

Financing Activities

We did not have any financing activities for the six months ended June 30, 2025.

Cash from financing activities for the six months ended June 30, 2024 reflects proceeds of (i) $650,875 from the sale of 867,833 shares of common stock in a private placement closed in May 2024 and (ii) $151,200 from the exercise of 270,000 warrants in June 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Entry into a Material Definitive Agreement; Unregistered Sales of Equity Securities

On July 30, 2025, the Company entered into a Securities Purchase Agreement, dated as of July 25, 2025, with certain accredited investors for the sale of 527,612 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a price of $1.50 per share for gross proceeds of $791,418 (the “Private Placement”). The closing of the Private Placement also occurred on July 30, 2025.

The investors in the Private Placement included Scott M. Pittman, a member of the Board of Directors of the Company and Charles E. Sheedy, a principal stockholder of the Company of the Company. Messrs. Pittman and Sheedy invested $5,919 and $200,000, respectively, in the Private Placement.

The proceeds of the Private Placement will be used for working capital purposes.

The description of the Securities Purchase Agreement is qualified in its entirety by reference to the full text of such agreement filed as Exhibit 10.2 hereto.

The shares of Common Stock were offered and sold in the Private Placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder, in a transaction not involving any public offering.

Insider Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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

3.4	Amended and Restated By-Laws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein).

10.1	Amendment No. 1 to Distribution Agreement between Smith & Nephew, Inc. and Nuo Therapeutics, Inc. dated May 14, 2025#

10.2	Securities Purchase Agreement dated July 25, 2025

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three and six month periods ended June 30, 2025 and 2024, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six month periods ended June 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2025 and 2024 and (v)  Notes to the Unaudited Consolidated Financial Statements.

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

Date: July 31, 2025
	By:	/s/ David E. Jorden
David E. Jorden Chief Executive and Financial Officer
(Principal Executive and Financial Officer)