Form 10-Q
period 2025-09-30
Nuo Therapeutics, Inc.
filed 2025-10-30
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 29, 2025, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 48,077,745.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$514,797	$283,714
Accounts receivable, net	652,252	248,205
Inventory, net	201,627	150,442
Prepaid expenses and other current assets	93,977	159,185
Total current assets	1,462,653	841,546

Property and equipment, net	347,022	177,022
Operating lease right of use assets	117,962	170,940
Total assets	$1,927,637	$1,189,508

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$491,659	$219,190
Accrued expenses	390,892	292,400
Deferred revenue	300,000	-
Current portion of operating lease liabilities	73,935	66,861
Total current liabilities	1,256,486	578,451

Deferred revenue – long term	1,050,000	-
Non-current portion of operating lease liabilities	40,757	97,345
Total liabilities	2,347,243	675,796

Commitments and contingencies (Note 8)

Stockholders' equity/(deficit)
Common stock; $0.0001 par value, 100,000,000 shares authorized, 47,881,121 and 46,816,114 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4,788	4,682
Additional paid-in capital	33,769,288	32,768,976
Accumulated deficit	(34,193,682)	(32,259,946)
Total stockholders' equity/(deficit)	(419,606)	513,712

Total liabilities and stockholders' equity/(deficit)	$1,927,637	$1,189,508

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2025	Three Months ended September 30, 2024
Revenue
Product sales	$957,096	$370,951
Distribution fee revenue	75,000	-
Total revenue	1,032,096	370,951

Costs of sales	406,721	100,504
Gross profit	625,375	270,447

Operating expenses
Selling, general and administrative	1,165,517	847,820
Total operating expenses	1,165,517	847,820

Loss from operations	(540,142)	(577,373)

Other income (expense)
Interest income (expense), net	409	(794)
Other income	1,814	-
Total other income (expenses)	2,223	(794)

Net loss	$(537,919)	$(578,167)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	47,539,384	45,613,912

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months ended September 30, 2025	Nine Months ended September 30, 2024
Revenue
Product sales	$2,066,679	$970,301
Distribution fee revenue	150,000	-
Total revenue	2,216,679	970,301

Costs of sales	687,092	216,430
Gross profit	1,529,587	753,871

Operating expenses
Selling, general and administrative	3,466,898	2,582,472
Total operating expenses	3,466,898	2,582,472

Loss from operations	(1,937,311)	(1,828,601)

Other income (expense)
Interest income (expense), net	(33)	212
Other income	3,608	1,350
Total other income (expenses)	3,575	1,562

Net loss	$(1,933,736)	$(1,827,039)

Loss per common share
Basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding
Basic and diluted	47,062,186	44,840,556

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

For the Three Months and Nine Months Ended September 30, 2025 and 2024

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity/(Deficit)
Balance, January 1, 2025	46,816,114	$4,682	$32,768,976	$(32,259,946)	$513,712
Stock compensation expense	-	-	19,343	-	19,343
Net loss	-	-	-	(746,128)	(746,128)
Balance, March 31, 2025	46,816,114	$4,682	$32,788,319	$(33,006,074)	$(213,073)
Stock compensation expense	-	-	23,201	-	23,201
Issuance of common stock for services provided	10,364	1	14,999	-	15,000
Net loss	-	-	-	(649,689)	(649,689)
Balance, June 30, 2025	46,826,478	$4,683	$32,826,519	$(33,655,763)	$(824,561)
Issuance of common stock for cash proceeds	527,612	53	791,365	-	791,418
Issuance of common stock for option exercises	283,853	28	113,513	-	113,541
Issuance of common stock for cashless option exercises	231,436	23	(23)	-	-
Stock compensation expense	-	-	19,915	-	19,915
Issuance of common stock for services provided	11,742	1	17,999	-	18,000
Net loss	-	-	-	(537,919)	(537,919)
Balance, September 30, 2025	47,881,121	$4,788	$33,769,288	$(34,193,682)	$(419,606)

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, January 1, 2024	44,241,516	$4,424	$30,970,965	$(29,936,241)	$1,039,148
Stock compensation expense	-	-	3,081	-	3,081
Net loss	-	-	-	(708,781)	(708,781)
Balance, March 31, 2024	44,241,516	$4,424	$30,974,046	$(30,645,022)	$333,448
Issuance of common stock for cash proceeds	867,833	87	650,788	-	650,875
Issuance of common stock for warrant exercise	270,000	27	151,173	-	151,200
Issuance of common stock for cashless warrant exercise	86,889	9	(9)	-	-
Stock compensation expense	-	-	3,081	-	3,081
Net loss	-	-	-	(540,091)	(540,091)
Balance, June 30, 2024	45,466,238	$4,547	$31,779,079	$(31,185,113)	$598,513
Issuance of common stock for cash proceeds	1,132,167	113	849,012	-	849,125
Stock compensation expense	-	-	20,916	-	20,916
Net loss	-	-	-	(578,167)	(578,167)
Balance, September 30, 2024	46,598,405	$4,660	$32,649,007	$(31,763,280)	$890,387

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,933,736)	$(1,827,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	61,551	11,506
Stock-based compensation	62,459	27,078
Provision for credit losses	41,401	17,500
Provision for inventory obsolescence	9,119	30,000
Vendor expense settled in shares of common stock	33,000	-
Amortization of operating lease right of use assets	52,978	56,382
Changes in operating assets and liabilities:
Accounts receivable, net	(445,448)	(96,008)
Inventory, net	(60,304)	11,818
Prepaid expenses and other current assets	65,208	12,528
Accounts payable	272,469	(9,101)
Accrued expenses	98,492	75,369
Deferred revenue	1,350,000	-
Operating lease liabilities	(49,514)	(51,116)
Net cash used in operating activities	(442,325)	(1,741,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(231,551)	(154,962)
Net cash used in investing activities	(231,551)	(154,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	791,418	1,500,000
Net proceeds from option exercises	113,541	-
Net proceeds from warrant exercise	-	151,200
Net cash provided by financing activities	904,959	1,651,200

NET INCREASE (DECREASE) IN CASH	231,083	(244,845)
Cash, beginning of period	283,714	928,681
Cash, end of period	$514,797	$683,836

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest expense	$3,525	$3,162

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

Note 2 – Liquidity and Summary of Significant Accounting Principles

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021, CMS issued an NCD mandating national reimbursement coverage for Aurix when used in chronic non-healing wounds where a clinical diagnosis of diabetes exists for the patient. During the year ended December 31, 2024, we sold 2,000,000 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in May and September 2024 for total proceeds of $1,500,000. During the nine months ended September 30, 2025, we received an upfront distribution fee of $1.5 million from Smith+Nephew in conjunction with the private label distribution agreement. We also sold 527,612 shares of common stock to certain accredited investors pursuant to a Security Purchase Agreement which closed on July 30, 2025 and received $113,541 from the exercise of options. See Note 4 – Distribution Agreement with Smith+Nephew for additional information. We have incurred, and continue to incur, recurring losses.  As of September 30, 2025, we have an accumulated deficit of approximately $34.2 million and cash of approximately $0.5 million.

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

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables as of September 30, 2025 and December 31, 2024 is listed below.

	September 30, 2025	December 31, 2024

Customer A	28%	-
Customer B	*	16%
Customer C	*	14%
Customer D	*	11%

*  less than 10%

Revenues from significant customers exceeding 10% of total revenues for the three and nine months ended September 30, 2025 and 2024 is listed below.  All our revenue for both periods was generated within the U.S.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Customer A	32%	-
Customer C	*	14%

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Customer A	18%	-
Customer E	10%	-
Customer C	*	18%

Historically, we have used single suppliers for several components of the Aurix product line. We outsource the manufacturing of various product components to contract manufacturers. While we believe these manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of Aurix are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom we have an existing supply agreement.  Furthermore, we have historically sourced the ascorbic acid reagent component from a single supplier but have now established dual supply of this component.

Cash

When applicable, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. We maintain our cash in the form of money market deposit accounts with financial institutions that we believe are credit worthy.

Accounts Receivable, net

We generate accounts receivable from the sale of the Aurix products and accounts receivable as of September 30, 2025 and December 31, 2024 reflect customer receivables from commercial sales activities.

We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. We estimate credit losses expected over the life of our trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for credit losses when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. For the nine-month periods ending September 30, 2025 and 2024, we recorded provisions for credit losses of $41,401 and $17,500, respectively. As of September 30, 2025 and December 31, 2024, the allowance for credit losses was approximately $40,000 and $25,000, respectively.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of September 30, 2025, our inventory consisted of approximately $102,000 of finished goods inventory and approximately $100,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2024, our inventory consisted of approximately $89,000 of finished goods inventory and approximately $61,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we record the associated expense for this reserve to cost of sales in the consolidated statements of operations. For the nine months ended September 30, 2025 we recorded a provision for inventory obsolescence of $9,119 and maintained a reserve for inventory obsolescence as of September 30, 2025 of $12,500.  As of December 31, 2024, the reserve for inventory obsolescence was $18,675.

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

We provide for the sale of our products, including disposable processing sets and supplies through our distribution agreements and directly to customers. Revenue from the sale of products is recognized upon shipment of products to the customers. We do not maintain a reserve for returned products, as in the past those returns have not been material and are not expected to be material in the future. Direct costs associated with product sales are recorded at the time that revenue is recognized.

Our distribution agreement with Smith+Nephew (See Note 4) provides for an upfront distribution fee which will be recognized as revenue ratably on a straight-line basis over the initial 5-year term of the agreement.

Revenues are disaggregated by nature with product revenue and distribution fee revenue presented separately in the consolidated statement of operations.  During the three months ended September 30, 2025, we recognized $75,000 of deferred revenue that was included in deferred revenue at the beginning of the period.  Deferred revenue of $1,350,000 related to our upfront distribution fee is expected to be recognized as revenue on a straight-line basis over the next 4.25 years.

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatilities for options are based on the equally weighted average historical volatility from comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We assume that the dividend rate on our common stock will be zero. There were 100,000 and 176,000 options granted during the three and nine months ended September 30, 2025, respectively, and 400,000 options granted during the three and nine months ended September 30, 2024. We recognize forfeitures of stock-based awards as they occur. The assumptions for options granted during the three and nine months ended September 30, 2025 and 2024 are summarized in the following table:

	2025			2024
Risk free rate	3.86%	-	4.06%	4.08%
Weighted average expected years until exercise	5.5			5.5
Expected stock volatility	75%			74%
Dividend yield	-			-

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

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in the nine months ended September 30, 2025 and 2024.

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

All of our potential dilutive securities are considered anti-dilutive for the nine months ended September 30, 2025 and 2024. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Nine months ended September 30, 2025	Nine months ended September 30, 2024

Shares underlying:
Common stock options	2,850,582	3,476,667
Stock purchase warrants	200,000	450,000
Performance shares	300,000	300,000
	3,350,582	4,226,667

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

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024

Medical equipment	$758,527	$538,527
Office/warehouse equipment	49,686	48,019
Warehouse/production equipment	33,201	23,317
	841,414	609,863
Less accumulated depreciation	(494,392)	(432,841)
Property and equipment, net	$347,022	$177,022

Depreciation expense was $23,148 (of which $18,543 was charged to cost of goods sold) and $3,972 for the three months ended September 30, 2025 and 2024, respectively.  Depreciation expense was $61,551 (of which $48,296 was charged to cost of goods sold) and $11,506 for the nine months ended September 30, 2025 and 2024, respectively. None of our long-lived assets were deemed to be impaired during the nine months ended September 30, 2025 and 2024.

Note 4 – Distribution Agreement with Smith+Nephew

On March 31, 2025, we entered into a Distribution Agreement with Smith & Nephew, Inc (“Smith+Nephew”), a U.S. subsidiary of Smith & Nephew PLC, a global medical technology company.  Under the agreement, we will supply to Smith+Nephew its own private label of our Aurix product.  Although Smith+Nephew will be the sole and exclusive distributor in the United States of its own private label Aurix product, we have the right and will continue to market, sell, and distribute our branded Aurix product.  During the nine months ended September 30, 2025, we recognized $150,000 of license revenue under the Distribution Agreement.

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

As consideration for entering into the agreement, we received an upfront fee of $1.5 million and we are eligible for an additional $750,000 in milestone fees based on our establishment and maintenance of reimbursement in certain categories for the Aurix and the private label products. Such fees will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the agreement if we do not comply with certain terms and conditions. The $1.5 million distribution fee is being recognized on a pro rata basis over the initial term of the agreement and the unearned distribution fee is treated as deferred revenue.  During the nine months ended September, 30, 2025, we recognized $150,000 of revenue under the agreement.

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

Note 5 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of September 30, 2025 and September 30, 2024:

Description	September 30, 2025	September 30, 2024

2022 Sales incentive warrants	200,000	450,000
Total	200,000	450,000

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

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under the sales and distribution arrangement, we also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitled Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share upon Pacific Med attaining certain performance goals based upon exceeding sales quota revenue for calendar years 2023 and/or 2024. The second warrant entitles Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share upon Pacific Med attaining certain performance goals based upon exceeding sales quota revenue for calendar years 2024 and/or 2025. The warrants will expire December 31, 2027 and December 31, 2028, respectively.  However, the performance goals providing for exercisability of the warrants were not achieved and the warrants will not be exercisable throughout the remainder of their term.  Furthermore, the warrants shall be considered cancelled and forfeited upon a determination that the performance goals cannot be attained upon the last of the determination dates.  As a result, the warrant expiring December 31, 2027 is considered cancelled and forfeited.  We also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the shares is not considered probable as of September 30, 2025, there was no expense recognition for the nine months ended September 30, 2025. When issuance is determined to be probable, the issuance date fair value of the shares through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance.

2025 Private Placement Equity Issuance

We sold 527,612 shares of common stock to certain accredited investors pursuant to a Securities Purchase Agreement in a private placement which closed in July 2025 for proceeds of $791,418.  Certain related parties including a principal shareholder and a member of the Board of Directors invested an aggregate of $205,919 in the private placement transaction.

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

A summary of stock option activity under the Plan during the nine months ended September 30, 2025 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2025	3,258,958	$0.61	5.30
Granted	176,000	1.43	10.0
Exercised	(584,376)	(0.40)	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2025	2,850,582	$0.70	5.77
Exercisable at September 30, 2025	2,445,582	$0.68	5.29

There were 100,000 stock options granted to an employee and 176,000 stock options granted to employees and a third-party consultant during the three and nine months ended September 30, 2025, respectively. The fair value of the options to vest over three years was approximately $105,900 and approximately $165,700 for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2025, 283,853 options were exercised for $113,541 of proceeds while 300,523 options were exercised on a cashless basis resulting in the issuance of 231,436 shares of common stock.  There were 400,000 options granted to non-executive employees and members of the Board of Directors during the three and nine months ended September 30, 2024. The aggregate intrinsic value for outstanding and exercisable options as of September 30, 2025 was approximately $3.8 million and $3.1 million, respectively.

For the three months ended September 30, 2025 and 2024, we recorded stock-based compensation expense of $19,915 and $20,916, respectively.  For the nine months ended September 30, 2025 and 2024, we recorded stock-based compensation expense of $62,459 and $27,078, respectively. As of September 30, 2025, there was approximately $207,200 unrecognized compensation cost related to non-vested stock options which is expected to be recognized prior to year-end 2028.

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

The following table presents the operating results of the segment:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$1,032,096	$370,951	$2,216,679	$970,301
Less significant segment expenses:
Cost of sales (excluding provision for inventory obsolescence and applicable depreciation expense)	388,178	70,504	629,677	186,430
Total compensation and benefit costs (including third party commission expense)	674,499	513,871	1,883,308	1,508,407
Provisions for credit losses and inventory obsolescence	28,876	30,000	50,520	47,500
All other operating expenses (excluding depreciation and credit loss provision) (a)	419,549	292,567	1,413,497	961,599
Other segment items:
Depreciation, amortization of right of use assets, and stock-based compensation	61,136	41,382	176,988	94,966
Interest expense (income), net	(409)	794	33	(212)
Other expense (income), net	(1,814)	-	(3,608)	(1,350)
Consolidated net loss	(537,919)	(578,167)	$(1,933,736)	$(1,827,039)

(a) All other operating expenses included in consolidated net loss include professional fees, lease expenses, insurance costs, travel and entertainment expenses, and all other selling, general and administrative expenses.

Note 8 – Commitments and Contingencies

Lease Agreements

In February 2022, we entered into a commercial operating lease for our primary office and warehouse/distribution space in Texas. The lease requires us to pay for insurance, taxes, and our share of common operating expenses. This lease expires in March 2027.  This lease is classified as an operating lease, and we established a right of use asset and lease liability using a 10% discount rate.

Total operating lease costs were approximately $28,600 and $26,300 for the three months ended September 30, 2025 and 2024, respectively.  Total operating lease costs were approximately $86,100 and $92,400 for the nine months ended September 30, 2025 and 2024, respectively.  Operating lease costs consist solely of base rental and common area maintenance costs.   We have no financing leases.

Future undiscounted cash flows under this lease are:

2025	20,068
2026	82,705
2027	21,285
Total operating lease payments	124,058

Discount factor	(9,366)
Present value of operating lease liabilities	114,692
Current portion of operating lease liabilities	(73,935)
Non-current portion of operating lease liabilities	$40,757

Note 9 – Subsequent Events

Subsequent to September 30, 2025, 270,000 stock options were exercised on a cashless basis resulting in the issuance of 193,499 common shares.

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

Historically, we have used single suppliers for several components of the Aurix product line. We outsource the manufacturing of various product components to contract manufacturers. While we believe these manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. Additionally, while most of the components of Aurix are generally readily available on the open market, a reagent, bovine thrombin, is available exclusively through Pfizer, with whom we have an existing supply agreement.  Furthermore, we have historically sourced the ascorbic acid reagent component from a single supplier but have now established dual supply of this component.

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

As of September 30, 2025, we had established contractual relationships with more than 200 third-party entity and individual representatives including a multi-state agreement with Pacific Medical, Inc. covering multiple large markets in the western United States. The number of sales agent representatives may continue to expand modestly in the months ahead, but the current focus is establishing commercial customer relationships with wound care providers in primarily hospital outpatient wound care clinics and ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 NCD.

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

The $1,500,000 upfront distribution fee will be recognized ratably as revenue on a straight-line basis over the initial five-year term of the Distribution Agreement. For the nine months ended September 30, 2025, we recognized $150,000 of license revenue under the Distribution Agreement.

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

The description above of the Amendment is qualified by reference to the full text of such agreement, a copy of which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

Comparison of Three Months Ended September 30, 2025 and 2024

Revenue and Gross Profit

Total revenues for the three months ended September 30, 2025 totaled approximately $1,032,000 including $75,000 of license fee revenue related to the Smith+Nephew distribution agreement. Product revenues for the three months ended September 30, 2025 totaled approximately $957,000 in comparison to product and total revenues of approximately $371,000 in the three months ended September 30, 2024 representing an increase of approximately $661,000. Product revenues associated with the Smith+Nephew private label distribution arrangement were recognized for the first time in the three months ended September 30, 2025 consisting solely of centrifuge devices sold to Smith+Nephew in anticipation of their product launch. Associated gross profit was approximately $625,000 in the three months ended September 30, 2025 in comparison to approximately $270,000 of gross profit in the three months ended September 30, 2024. The increase in revenues was due primarily to (i) increased Aurix product revenues resulting from an expanding customer base over the past year, (ii) the initial Smith+Nephew product revenues for centrifuge devices discussed above and (iii) license fee revenue under the distribution agreement. Aggregate gross margin was approximately 61% in the quarter as compared to approximately 73% in the prior year’s quarter. The gross margin decline was primarily due to the centrifuge devices sold to Smith+Nephew at a near zero gross margin on the negotiated transfer price of the devices including the impact of tariff surcharges from the device manufacturer which was partially offset by the license fee revenues having no associated cost.

Operating Expenses

Total operating expenses increased approximately $318,000 to approximately $1,166,000 comparing the three months ended September 30, 2025 to the three months ended September 30, 2024. The increase from the prior year was due primarily to increases in (i) professional fees of approximately $91,000 due largely to the combination of increased consulting expenses for our quality management systems and reimbursement support services and legal and accounting fees (ii) third party commission expense of approximately $86,000 for independent sales representatives and distributors resulting from increased Aurix product revenues , and (iii) compensation and benefit costs of approximately $74,000 attributable to added sales management personnel.

Other Income (Expense)

Other income (expense), net for the three months ended September 30, 2025 and 2024 primarily represents modest interest income on cash balances in excess of interest expense associated with the financing of insurance premiums while other income for the three-month periods was nominal.

Comparison of Nine Months Ended September 30, 2025 and 2024

Revenue and Gross Profit

Total revenues for the nine months ended September 30, 2025 totaled approximately $2,217,000 including $150,000 of license fee revenue related to the Smith+Nephew distribution agreement. Product revenues for the nine months ended September 30, 2025 totaled approximately $2,067,000 in comparison to product revenues of approximately $970,000 in the nine months ended September 30, 2024 representing an increase of approximately $1,096,000. Product revenues associated with the Smith+Nephew private label distribution arrangement were recognized for the first time in the three months ended September 30, 2025 consisted solely of centrifuge devices sold to Smith+Nephew in anticipation of their product launch. Associated gross profit was approximately $1,530,000 in the nine months ended September 30, 2025 in comparison to approximately $754,000 of gross profit in the nine months ended September 30, 2024. The increase in revenues was due primarily to (i) increased Aurix product revenues resulting from an expanding customer base over the past year, (ii) the initial Smith+Nephew product revenues for centrifuge devices discussed above and (iii) license fee revenue of $150,000 under the distribution agreement. Aggregate gross margin was approximately 69% in the nine months ended September 30, 2025 as compared to approximately 78% in the prior year’s nine-month period. The gross margin decline was primarily due to the centrifuge devices sold to Smith+Nephew at a near zero gross margin on the negotiated transfer price of the devices including the impact of tariff surcharges from the device manufacturer which was partially offset by the license fee revenues having no associated cost.

Operating Expenses

Total operating expenses increased approximately $884,000 to approximately $3,467,000 comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024.  The increase from the prior year was due primarily to increases in (i) professional fees of approximately $374,000 due largely to the combination of increased legal fees associated with the negotiation and finalization of the Smith+Nephew distribution agreement and SEC registration statements filed in the nine-month period and consulting expenses for our quality management system and reimbursement support services and legal (ii) third party commission expense of approximately $221,000 for independent sales representatives and distributors resulting from increased Aurix product revenues, and (iii) compensation and benefit costs of approximately $154,000 attributable primarily to added sales management personnel.

Other Income (Expense)

Other income (expense), net for the nine months ended September 30, 2025 primarily represents interest expense associated with the financing of insurance premiums in excess of interest income on cash balances while other income for the nine-month periods was nominal.

Liquidity and Capital Resources

Overview

As of September 30, 2025, we had cash balances of approximately $0.5 million, total current assets of approximately $1.5 million and total current liabilities of approximately $1.3 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2024, and 2023, we incurred net losses of approximately $2.3 million and $3.2 million, respectively. As of September 30, 2025, our accumulated deficit was approximately $34.2 million, and our stockholders’ deficit was approximately $0.4 million.

During the three-month period ended September 30, 2025, we sold 527,612 shares of common stock to certain accredited investors pursuant to a Securities Purchase Agreement which closed in July for total proceeds of $791,418. We also received proceeds of $113,541 from the exercise of common stock options during the three-month period ended September 30, 2025. During the nine-month period ended September 30, 2025, we received $1.5 million from Smith+Nephew representing the upfront distribution fee under the Distribution Agreement.

Effective January 1, 2024, pursuant to the provisions of the August 2022 Common Stock and Warrant Purchase Agreement with Pacific Medical, Inc. ("Pacific Med"), we issued Pacific Med a warrant to purchase up to 500,000 shares of common stock at a price equal to $0.56, the 20-day volume weighted average closing price per share of our common stock ending December 31, 2023. A portion of the warrant was exercised during the nine-month period ended September 30, 2024 and we received proceeds of $151,200.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash flows used in operating activities	$(442,325)	$(1,741,083)
Cash flows used in investing activities	$(231,551)	$(154,962)
Cash flow provided by financing activities	$904,959	$1,651,200

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2025 of approximately $442,000 primarily reflects our net loss of approximately $1,934,000 adjusted by (i) the $1,350,000 increase in deferred revenues and (ii) approximately $177,000 in total for amortization of right of use assets, depreciation of property and equipment, and stock-based compensation.  The deferred revenue is due to the receipt of the $1.5 million upfront distribution fee from Smith+Nephew in conjunction with the private label distribution agreement which was effective as of March 31, 2025.

Cash used in operating activities for the nine months ended September 30, 2024 of approximately $1,741,000 primarily reflects our net loss of approximately $1,827,000 adjusted by (i) approximately $94,900 total depreciation and amortization expense and stock-based compensation expense and (ii) a provisions for credit losses and inventory obsolescence totaling $47,500.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 and 2024 primarily represents approximately $220,000 and $150,000 in expenditures, respectively, for the purchase of Aurix centrifuge devices.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 reflects proceeds of (i) $791,418 from the sale of 527,612 shares of common stock in a private placement which closed in July 2025 and (ii) $113,541 from the exercise of common stock options.

Cash provided by financing activities for the nine months ended September 30, 2024 reflects proceeds of (i) $1,500,000 from the sale of 2,000,000 shares of common stock in two private placements which closed in May and September 2024 and (ii) $151,200 from the exercise of 270,000 warrants in June 2024.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

Our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying notes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the unaudited consolidated financial statements.  Consistent with the disclosure in our Annual Report for the year December 31, 2024, there are no accounting policies identified as critical.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Insider Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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

3.4	Amended and Restated By-Laws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein).

10.1	Securities Purchase Agreement dated July 25, 2025 (previously filed on July 31, 2025 as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q and incorporated by reference herein).

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2025 and 2024, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine month periods ended September 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2025 and 2024 and (v)  Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: October 30, 2025
	By:	/s/ David E. Jorden
David E. Jorden Chief Executive and Financial Officer
(Principal Executive and Financial Officer)