Form 10-K
period 2025-12-31
Nuo Therapeutics, Inc.
filed 2026-03-30
CIK 1091596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-28443

NUO THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-3011702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8285 El Rio Street, Suite 190

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

Yes   ☐   No   ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the OTC Markets Group for the registrant’s common stock, as of June 30, 2025, the last business day of the registrant’s second fiscal quarter of 2025 was approximately $41.1 million.

As of March 26, 2026, the number of shares outstanding of the registrant’s common stock was 48,289,296.

NUO THERAPEUTICS, INC.

Special Note Regarding Forward-Looking Statements

Certain statements, other than purely historical information, in this Annual Report on Form 10-K (this "Annual Report") including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements”. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the current view of future events by Nuo Therapeutics, Inc. ("Nuo", the "Company", "we", "our", "us") and are subject to certain risks and uncertainties as noted in this Annual Report and in other reports filed by the Company with the Securities and Exchange Commission (the “SEC”), including Forms 8-K and 10-Q. These risks and uncertainties include, among others, the following:

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

Except as may be required by applicable law, the Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to its forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

Our only significant current commercial offering consists of a point of care technology for the separation of autologous blood to produce a platelet-based therapy for use in the chronic wound care market. This offering is known as “Aurix” or the “Aurix System”. The FDA cleared the Aurix System for marketing in 2007 as a device under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”). Aurix is one of three platelet derived products cleared by the FDA for chronic wound care use and can be used for most exuding wounds. The advanced wound care market, within which Aurix competes, is composed of advanced wound care dressings, wound care devices, and wound care biologics, and was estimated to be an approximately $10.8 billion global market in 2021 with the North American market estimated at approximately $4.15 billion in 2020. Estimates remain that 1-2% of the population in the developed countries will suffer from a chronic wound at least once in their lifetime. According to the National Institute of Health, treatment of diabetic foot ulcers cost an estimated $9-$13 billion annually in the U.S. alone. An aging population and the still increasing prevalence of diabetes suggests a continued increase in the patient population at risk of developing chronic, non-healing wounds.

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

In 2012, a Medicare National Coverage Determination (“NCD”) from CMS reversed a twenty-year old non-coverage decision for autologous blood derived products used in wound care. This NCD allowed for Medicare coverage under the Coverage with Evidence Development (“CED”) program.  CED programs have been selected for a variety of other therapies, including transcatheter aortic valve repair and cochlear implantation.  Under a CED program, CMS provides reimbursement for items or services on the condition that they be furnished in approved clinical protocols or in the collection of additional clinical data.  Due to CED program, a facility treating a patient with Aurix was reimbursed by Medicare when health outcomes data were collected to inform future coverage decisions. The intent of the CED program was to evaluate the outcomes of Aurix therapy for the broader Medicare population when it is used in a “real world” continuum of care.

In May 2019, we transmitted a letter memorandum to CMS’ Coverage and Analysis Group (“CAG”) in support of our completed formal request for reconsideration of the then existing national coverage determination based on the clinical data collected and published under the CED program. The completed formal public request for reconsideration was made on May 8, 2019.

In April 2021, CMS issued a final coverage decision memo indicating that Medicare would nationally cover autologous PRP for the treatment of chronic non-healing diabetic wounds for individual patients' care for a duration of 20 weeks under Section 1862(a)(1)(A) of the Social Security Act. This coverage applies when using devices whose FDA-cleared indications include the management of exuding cutaneous wounds, such as diabetic ulcers. Coverage of autologous PRP beyond 20 weeks for diabetic foot ulcers and for the treatment of all other chronic, non-diabetic, non-healing wounds is determined by local Medicare Administrative Contractors ("MACs").

Although the FDA cleared the Aurix System for marketing for wound care management in 2007 under Section 510(k) of the FDCA, economically viable reimbursement in the commercial market for the product only became viable with CMS's issuance of the NCD in 2021.  For 2026, the CMS national average reimbursement rate for the Aurix System is $2,108 per treatment in place of service ("POS") 22 (hospital outpatient departments), which we believe provides appropriate payment to facilities for product usage.  We submitted public comments to CMS as part of its annual rule-making procedures under the Physician Fee Schedule ("PFS") for payments to clinicians in primarily POS 11 (physician offices) in both 2023 and 2024.  In November 2024, CMS issued its final PFS for calendar 2025 and established a national average payment of $890.  In response to this final rule which removed the payment amount discretion from the MACs within POS 11, the Aurix System became economically viable within the physician office care setting effective January 1, 2025.  For 2026, the CMS national average reimbursement rate for the Aurix System is $1,064 per treatment in POS 11 (private offices).

Our Strategy and Market

Our current commercial focus is to continue engaging and establishing relationships with providers treating chronic non-healing wounds to demonstrate the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow. We anticipate developing these relationships with clinical providers and treatment facilities primarily by establishing a variety of distributor and sales agent arrangements throughout the United States and internationally. Our commercial team consists of four senior employees who are leveraging their current and historical relationships to establish additional third-party sales arrangements.

Following the restart of our business activities in October 2021, commercially available Aurix product first became available in May 2022 for demonstration and evaluation purposes. While limited initial commercial revenues were recorded during the second half of 2022, product adoption has consistently increased with product revenues of approximately $1.4 million in 2024 increasing to approximately $3.1 million in 2025, and we expect revenues will continue growing in the future.

As of December 31, 2025, we had established contractual relationships with more than 200 third-party entity and individual representatives. The number of sales agent representatives may continue to expand modestly in the months ahead, but the current focus is broadening commercial customer relationships with wound care providers operating in private office settings while continuing to engage with hospitals and hospital systems regarding expanded POS 22 usage while ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 NCD.

Distribution Agreement with Smith+Nephew

On March 31, 2025, we entered into a Distribution Agreement (the “Distribution Agreement”) with a U.S. affiliate of Smith & Nephew PLC (“Smith+Nephew”), a global medical technology company.  Under the Distribution Agreement, we supply to Smith+Nephew its own private label of our Aurix product.  Although Smith+Nephew will be the sole and exclusive distributor in the United States of a private label Aurix product (the “Private Label product”), we have the ability and will continue to market, distribute, and sell our own Aurix branded product.

Under the Distribution Agreement, Smith+Nephew will purchase Private Label product from us from time to time at agreed upon transfer pricing and we shall manufacture, package, and ship the Private Label product to Smith+Nephew’s customers in accordance with purchase orders and the Distribution Agreement.  During the initial term of the Distribution Agreement commencing on the date of first commercial sales in October 2025, minimum annual purchase commitments will apply to Smith+Nephew of an average of approximately $500,000 per year for Smith+Nephew to maintain exclusive distribution rights.

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

Customer Concentration

Our revenues are derived from the sale of the Aurix product to customers consisting primarily of hospital outpatient wound care clinics and private practice physicians treating chronic wounds and sales of the Private Label products to Smith+Nephew.  Total product revenues increased to approximately $3.1 million for the year ended December 31, 2025 versus approximately $1.4 million for the year ended December 31, 2024 while total 2025 revenues were approximately $3.3 million including the distribution fee revenues recognized under the Distribution Agreement.

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

Employees

The Company had 10 full-time employees as of December 31, 2025 which are all compensated as salaried employees. None of the Company’s employees is covered by a collective bargaining agreement or represented by a labor union. The Company considers its employee relations to be good.

Research and Development

During the years ended December 31, 2025 and 2024, we incurred no significant costs for research and development activities.

Competition

While Aurix faces competition in the chronic wound care market from any other FDA cleared platelet derived products, we also face competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors in the areas of advanced wound care dressings, wound care devices, and wound care biologics.   As described above, Smith+Nephew is the exclusive distributor of a Private Label product of Aurix.  Smith+Nephew’s Private Label Product directly competes with Aurix.  Leading companies in the advanced wound care market also include 3M, MoInlycke, and ConvaTec.  Leading competitors in the wound care market that offer other biologic products such as tissue-based products include companies such as MiMedx, Organogenesis, Integra Life Sciences, as well as a significant number of smaller companies.  While we believe that Aurix can compete favorably based on broad application across multiple wound etiologies, we expect that many physicians and allied professionals will continue to employ other treatment approaches and technologies, separately and in combination, in an attempt to treat chronic and hard-to heal wounds.  The chronic wound market has many therapies that compete with Aurix that have established habitual use patterns and provider contracts to encourage standardized use.  Furthermore, other companies have developed or are developing products that could be in direct future competition with our current product line.   We may not be able to compete effectively against such companies. Many of these companies have substantially greater capital resources, larger marketing staff and more experience in commercializing products than we do. See “Item 1A. Risk Factors – Risks Relating to Our Business, Industry, and Regulatory Approval of Our Product - Our Product Has Existing Competition in the Marketplace.”

Suppliers and Manufacturing

Historically, we have used single suppliers for several components of the Aurix product line. We outsource the manufacturing of various product components to contract manufacturers. While most of the components of Aurix are generally readily available on the open market, the bovine thrombin reagent component used for our Aurix product is available exclusively through Pfizer, with whom we have an existing supply agreement. Pfizer may unilaterally raise the price for the reagent. Furthermore, we have historically sourced Aurix’s ascorbic acid reagent component from a single supplier but have now established dual supply of this component.  While we believe our supply manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the products needed to satisfy customer demand. If a temporary or permanent interruption in the supply of a reagent used in Aurix were to occur, or the manufacturing costs exceed what we can reasonably afford, it could have a material adverse effect on our business.

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

Risks Related to Our Financial Position

Our Revenue Base Is Limited to a Single Product Seeking Market Adoption.

Our current revenue base is limited to our Aurix product, including the Private Label product.  Our revenue from Aurix and the Private Label product has been limited to date.  We have a history of losses and are not currently profitable. For the year ended December 31, 2025, we incurred a net loss of approximately $2.5 million. Even if we succeed in increasing our revenue, we may incur losses and negative operating cash flows in the immediate future. We may never generate sufficient revenues to achieve and maintain profitability.

We May Need Additional Financing and our Ability to Successfully Affect Such Financing Could Be Limited.

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

We Have a Limited Operating History and Limited Operating Experience.

We only began re-implementing our commercialization strategy for Aurix in the second half of 2022. Thus, we still have a limited operating history. Continued operating losses, together with the risks associated with our ability to gain new customers for Aurix, may have a material adverse effect on our liquidity. We may also be forced to respond to unforeseen difficulties, such as decreased demand for our products and services, downward pricing trends, regulatory requirements, and unanticipated market pressures.

Our Financial Position Creates Doubt as to Whether We Will Continue as a Going Concern.

For the years ended December 31, 2025 and 2024, the Company had a net loss of approximately $2.5 million and $2.3 million, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain funding from additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. It is uncertain whether we will be able to obtain such financing on satisfactory terms or at all. Our continuing losses and limited cash resources raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds in order to continue to conduct our business.  If we are unable to increase our revenues to secure sufficient capital to fund our operating activities, we may be forced to delay the completion of, or significantly reduce the scope of, our current business plan, delay the pursuit of commercial payor insurance reimbursement for our wound treatment product, and/or postpone the hiring of new personnel.

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

Should we pursue commercialization internationally, we would be subject to international regulations, where the pricing of prescription pharmaceutical products and services and the level of government reimbursement may be subject to governmental control. In some countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct one or more clinical trials that compare the cost effectiveness of our product or product candidates to other available therapies. Conducting one or more of these clinical trials would be expensive and result in delays in the commercialization of our current and future products.

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

We May Be Unable to Attract a Strategic Partner for the Further Development of Potential Future Product Candidates.

Even if positive clinical data is eventually achieved in any future clinical trials, we may not be able to enter into strategic partnerships, licensing, or other similar arrangements that we may consider necessary or appropriate to commercialize product candidates successfully or even have the resources necessary to seek such arrangements. Furthermore, even if such a strategic relationship regarding any of our current and future products or product candidates is reached, development milestones, clinical data, or other such benchmarks may not be achieved. Therefore, our products and product candidates may never proceed toward commercialization or drive cash infusions for us, and we may ultimately not be able to monetize the patents, existing clinical data, and other intellectual property.

Our Limited Number of Staff May Affect our Ability to Conduct our Operations and Other Functions Effectively.

Our future success depends on our ability to attract, retain, and motivate highly skilled management, scientific and sales personnel. As of December 31, 2025, we had only ten full-time employees. Our ability to maintain and provide services to our customers and our ability to provide the necessary support as part of any collaborations depends upon our ability to hire and retain business development and scientific and technical personnel with the skills necessary to keep pace with continuing changes in regenerative biological therapy technologies. Our current liquidity situation makes it unlikely that we will be able to hire additional personnel in the immediate future. Even assuming that we can resolve our immediate liquidity concerns, competition for such personnel is intense; we compete with pharmaceutical, biotechnology and healthcare companies with greater access to resources. Our inability to hire qualified personnel may lead to higher recruitment, relocation, and compensation costs for such personnel. These increased costs may make hiring new key personnel impractical.

We Are Substantially Dependent Upon our Executive Officers.

Our success substantially depends on the continued service of key management, in particular David E. Jorden, our Chief Executive and Financial Officer, and Peter Clausen, our Chief Scientific and Operating Officer. We currently do not maintain key person insurance on Mr. Jorden or Dr. Clausen. The loss of Mr. Jorden or Dr. Clausen, or other key employees or executive officers, could adversely impact our ability to continue operations unless and until a replacement is identified.

We Rely on a Single Supplier for a Reagent Used for Aurix and an Interruption in our Supply Chain for any Reagent of Component Could Have a Material Adverse Effect on our Business.

A reagent used for our Aurix product, bovine thrombin (Thrombin JMI), is available exclusively through Pfizer. Pfizer may unilaterally raise the prices for the reagent. If a temporary or permanent interruption in the supply of the bovine thrombin or any other reagent were to occur, or the manufacturing costs charged by Pfizer or any other current supplier exceed what we can reasonably afford, we would have to seek alternative sources of supply. There is no assurance we would be able to identify a suitable second source of supply or do so without significant delay. Despite our efforts to maintain an adequate supply of inventory, the loss of a supplier or its inability to provide us with an adequate supply of a reagent, could cause delay in the manufacture of our product, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

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

Risks Related to Distribution of Our Aurix Product

There Can Be No Assurance that Smith+Nephew Will Be Able to Establish a Market for its Private Label Product.

On March 31, 2025, we entered into a Distribution Agreement with Smith+Nephew, a global medical technology company.  Under the Distribution Agreement, we will supply to Smith+Nephew its own Private Label of Aurix System.  There is no assurance that Smith + Nephew will find a market for its Private Label product.  The amount of sales we receive under the Distribution Agreement will depend in part on the amount of purchase orders that we receive from Smith+Nephew.  If Smith+Nephew does not establish a sufficient market for its Private Label product, then our business and operating results and financial condition may be adversely affected.

Fulfilling Purchase Orders under the Distribution Agreement Will Place Demands on our Management and Financial Resources.

While we currently manufacture, package, and ship our Aurix product, we have no history operating as a supplier for a private label product.  Establishing and maintaining logistics to supply Private Label product will necessitate that we meet certain deadlines, performance measures and other standards, and compliance and other requirements.  This will place demands on our management and financial resources, which may be burdensome particularly for a smaller company like ours.  The costs and expenses associated with fulfilling purchase orders resulting from and generally complying with the Distribution Agreement will reduce the resulting income we earn.  There can be no assurance that the demands on our management and financial resources related to the Distribution Agreement will not adversely affect our business and operating results and financial condition.

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

If Smith+Nephew determines that marketing and sales of its Private Label product do not meet its expectations or priorities, then Smith+Nephew may terminate the Distribution Agreement.  The Distribution Agreement is for an initial term of five years, but Smith+Nephew has the ability to terminate upon 12 months’ notice.  If Smith+Nephew determines that sales of its Private Label product do not meet expectation or priorities, or Smith+Nephew otherwise determines not to continue marketing the Private Label product, then Smith+Nephew may terminate the Distribution Agreement.  In such an event, we would no longer generate revenues under the Distribution Agreement and our business and operating results and financial condition may be adversely affected.

Our Product Has Existing Competition in the Marketplace and We May Not Be Able to Compete Effectively.

In the market for biotechnology products, we face competition from pharmaceutical companies, biopharmaceutical companies, medical device companies, and other competitors.  In addition to the Private Label product and our Distribution Agreement with Smith+Nephew, we will continue to face other competitive forces. The chronic wound market has many therapies that compete with Aurix that have established habitual use patterns and provider contracts to encourage standardized use.  Furthermore, other companies have developed or are developing products that could be in direct future competition with our current product line. Biotechnology development projects are characterized by intense competition. Thus, we may not be the first to market with any newly developed products and we may not successfully be able to market these products. If we are not able to participate and compete in the regenerative biological therapy market, our financial condition will be materially and adversely affected. We may not be able to compete effectively against such companies in the future. Many of these companies have substantially greater capital resources, larger marketing staff and more experience in commercializing products than we do. Recently developed technologies, or technologies that may be developed in the future, may be the basis for developments that will compete with our current and future products.

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

In addition and subject to the Distribution Agreement with Smith+Nephew, we may in the future selectively pursue strategic collaborations or engagements for, among other purposes, development, data collection, analysis, and/or commercialization of our product candidates, domestically or otherwise. There can be no assurance as to our ability to utilize the data from such engagements to their potential. Nor can there be any assurance, in general, that we will be able to identify suitable future collaborators or negotiate collaboration agreements on terms that are acceptable to us or at all. In any current or future third-party collaborations, we are and would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation and engagement. For a variety of reasons outside of our control, our collaborators or third-party providers may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also result in product development delays, decreased revenues and litigation expenses.  Furthermore, under the Distribution Agreement, we must offer Smith+Nephew certain licensing and distribution rights in connection with improvements to our Aurix product and new products, as well as additional notification and negotiations rights described above. These rights may prevent or limit our ability to use third-party collaborators and service providers.

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

Risks Related to Government Regulations

Our Product Is Subject to Governmental Regulation.

Our success is also impacted by factors outside of our control. Our current technology and products are subject to extensive regulation by numerous governmental authorities in the U.S., both federal and state, and in foreign countries by various regulatory agencies. Specifically, our product is subject to regulation by the FDA, and state regulatory agencies. The FDA regulates drugs, medical devices, and biologics that move in interstate commerce and requires that such products receive clearance or pre-marketing approval based on evidence of safety and efficacy. The regulations of government health ministries in foreign countries are analogous to those of the FDA in both application and scope. In addition, any change in current regulatory interpretations by, or the positions of, state regulatory officials where our product is used could materially and adversely affect our ability to sell our product in those states. The FDA will require us to obtain clearance or approval of new or modified devices when used for treating specific wounds or marketed with specific wound-healing claims, or for other products under development.

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

Any applicable manufacturer that fails to timely, accurately, or completely report the information required in accordance with the rules of the Sunshine Act is subject to a civil monetary penalty of, as of January 28, 2026, not less than $1,443, but not more than $14,432, for each payment or other transfer of value or ownership or investment interest not reported timely, accurately, or completely (up to $216,490). For “knowing” failures to report, the penalties increase to not less than $14,432, but not more than $144,329, for each such failure (up to $1,443,275). The amount of civil monetary penalties imposed on each applicable manufacturer or applicable group purchasing organization is aggregated separately. Subject to separate aggregate totals, the maximum combined annual total is $1,659,765.

Several of the U.S. states have parallel reporting laws, sometimes accompanied with “gift bans” prohibiting manufacturers from making gifts or other remunerations to prescribers.  There also are various penalties associated with noncompliance with the state laws.

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

Failure to Obtain Regulatory Approval in International Jurisdictions Would Prevent Us from Marketing our Product Abroad.

We may in the future seek to market our product outside the U.S. In order to market our product in the European Union and many other jurisdictions, we must submit clinical data concerning our product and obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval from foreign regulators may be longer than the time required to obtain FDA approval. The regulatory approval process outside the U.S. may include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product candidate be approved for reimbursement before it can be approved for sale in that country. In some cases, this may include approval of the price we intend to charge for our product, if approved. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, or at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA, but a failure or delay in obtaining regulatory approval in one country may negatively affect the regulatory process in other countries. We may not be able to file for regulatory approvals and may not receive the necessary approvals to commercialize any products in any market and therefore may not be able to generate sufficient revenues to support our business.

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

Risks Related to Our Common Stock

A Retail Trading Market for our Common Stock May Not Actively Develop.

Shares of our common stock currently resumed trading on the OTCQB on August 22, 2022. Prior to then, due to a prior lack of current and publicly available information about the Company, trading in shares of our common stock was eligible only for unsolicited quotes on the “Expert Market” of the OTC Markets Group. Because quotations in Expert Market securities are restricted from public viewing, the designation severely limits the number of buyers of and effectively prevents the development of an active trading market in, designated securities. Even though shares of our common stock now trade on the OTCQB, there can be no assurance as to whether OTC Markets Group will continue to enable shares of our common stock to be quoted on a retail market or whether shares of our common stock can successfully be traded on other trading platforms. As a result, any limited trading of shares of our common stock subject to a higher risk of wider spreads, increased volatility, and price dislocations.

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

As of March 15, 2026, our officers and directors beneficially owned approximately 19.6% of our shares of common stock, while three other principal stockholders beneficially owned in the aggregate an additional approximately 40.7% of our shares of common stock. As a result, our officers, directors, and certain principal holders of common stock are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and the approval of a business combination. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock, if and when it commences trading. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Among the terms of the Distribution Agreement, we provided to Smith+Nephew for a period of 18 months a right of notification, and a right of first negotiation for 45 days, in the event we receive a proposal from another party for (a) the license, assignment, transfer, or disposal of our Aurix product or related products, or (b) a business combination that we submit or recommend to our stockholders. Under the Distribution Agreement, we also provided to Smith+Nephew a right of notification and participation in any proposed sale of our equity securities.  There can be no assurance whether we will receive a proposal or offer, or consummate a relevant transaction, during the 18-month period through September 2026.  There also can be no assurance whether we seek to sell equity securities during the term of the Distribution Agreement.  The existence of these rights may adversely impact whether we receive licensing or similar proposals, whether we receive a business combination offer, or whether we seek to sell equity securities.  Even if we receive such a proposal or offer, or sell securities, the existence of these rights held by Smith+Nephew may adversely affect to the price and terms of such a proposal, offer, or transaction, and the willingness of and timing for us or other parties to complete such a proposal, offer, or transaction.

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

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats and cybersecurity incidents that could affect our information or systems,

The Board of Directors (the "Board") and its Audit Committee oversee the management of risks by the Company’s management. The Audit Committee is responsible for reviewing the Company’s cybersecurity program and risks, as identified by our management, and the steps that our management has taken to protect against threats to the Company’s assets including information systems and data security.

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

Holders

According to information provided by the transfer agent of the Company, there were approximately 800 holders of record of our common stock as of March 15, 2026.

Dividends

We have never paid or declared cash distributions or dividends in our history, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, for reinvestment in our business.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Our common stock may be deemed a “penny stock.” The definition of penny stock under SEC rules generally includes equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which generally: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; and defines significant terms in the disclosure document or in the conduct of trading in penny stocks. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for shares of our common stock.

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

Overview

Nuo is a commercial-stage medical device company focused on developing and marketing regenerative therapies for chronic wound care primarily within the U.S. We commercialize innovative cell-based technologies that harness the regenerative capacity of the human body to trigger natural healing. The use of autologous (i.e., from self or the patient’s own) biological therapies for tissue repair and regeneration is part of a clinical strategy designed to improve long-term recovery in complex chronic conditions with significant unmet medical needs.

Our only significant current commercial offering consists of point of care technology for the separation of autologous blood to produce a platelet-based therapy for the chronic wound care market.  This offering is known as “Aurix” or the “Aurix System”.  Although FDA cleared the Aurix System for marketing for wound care management in 2007 under Section 510(k) of the FDCA, CMS only established economically viable reimbursement for Aurix upon the issuance of a NCD for autologous blood-based products in April 2021.  For 2026, the CMS national average reimbursement rate for the Aurix System is $2,108 in POS 22 and $1,064 in POS 11.

Our current commercial focus is to continue engaging and establishing relationships with providers treating chronic non-healing wounds to demonstrate the clinical benefits we believe result from the use of Aurix in the treatment of complex wounds. Increasing physician awareness of the differentiating attributes of Aurix will be key to establishing a base of product revenues upon which to grow. We anticipate developing these relationships with clinical providers and treatment facilities primarily by establishing a variety of distributor and sales agent arrangements primarily throughout the United States.

Distribution Agreement with Smith+Nephew

On March 31, 2025, we entered into the Distribution Agreement with Smith+Nephew, a global medical technology company.  Although Smith+Nephew will be the sole and exclusive distributor in the United States of a private label Aurix product, we have the ability and will continue to market, distribute, and sell our own Aurix branded product.

Under the Distribution Agreement, Smith+Nephew will purchase Private Label product from us from time to time at agreed upon transfer pricing and we shall manufacture, package, and ship the Private Label product to Smith+Nephew’s customers in accordance with purchase orders and the Distribution Agreement.  During the initial term of the Distribution Agreement commencing in October 2025, minimum annual purchase commitments will apply to Smith+Nephew of an average of approximately $500,000 per year for Smith+Nephew to maintain exclusive distribution rights.

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

The $1,500,000 upfront distribution fee will be recognized ratably as revenue on a straight-line basis over the initial five-year term of the Distribution Agreement. For the year ended December 31, 2025, we recognized $225,000 of license revenue under the Distribution Agreement.

We believe that Smith+Nephew will need time to establish full commercial sales of its Private Label product via its direct and indirect sales efforts. As a result, our revenues under the Distribution Agreement may increase modestly during the next 12 months. While the Distribution Agreement will provide us with revenues, we also will incur expenses under the Distribution Agreement to enable us to comply with its provisions as well as packaging, shipping, and related costs associated with delivering the Private Label product for Smith+Nephew. The amount of these expenses and costs will vary depending on the amount of purchase orders that we receive from Smith+Nephew.

On May 14, 2025, we entered into Amendment No. 1 (the “First Amendment”) to the Distribution Agreement. The First Amendment supplemented the Distribution Agreement by additionally providing for an interim sales agency arrangement whereby Smith+Nephew was entitled to act as sales agent on an interim basis for the sale of products under the Aurix brand to certain Smith+Nephew customers. As compensation, Smith+Nephew was entitled to a commission on net sales of the Nuo branded products sold to the Smith+Nephew customers.  In accordance with its terms, the First Amendment's interim sales agency arrangement terminated on December 31, 2025.  On December 30, 2025 and effective January 1, 2026, we entered into Amendment No. 2 to the Distribution Agreement to add certain expansion kits in connection with the Private Label product.

Loan and Security Agreement

On January 21, 2026, we entered into a Loan and Security Agreement (the “Loan Agreement”) with four lenders (collectively, the “Lenders”), including a director of Nuo. The Loan Agreement provides for loans in an aggregate principal amount of up to $1.6 million with (a) $1.0 million funded on the initial closing date (the “Initial Funding”) and (b) $600 thousand to be funded, if requested in advance by us and subject to closing conditions, on September 30, 2026 (the “Second Funding”). The closing of the Initial Funding occurred on January 23, 2026.

At the closing of the Initial Funding, we issued a Secured Promissory Note (each, an “Initial Note”) to each of the Lenders and upon any Second Funding, we will issue an additional Secured Promissory Note (each, if any, a “Second Note”). The Initial Note bears interest at an annual rate of 10%. If Nuo requests a Second Funding, the Second Note will bear interest at an annual rate of 12% and the interest rate of the Initial Note will also increase to an annual rate of 12% upon the Second Funding.

The maturity date of the Initial Note and any Second Note is December 31, 2028 (the “Maturity Date”).

Interest on the Initial Note and, if any, the Second Note (together, the “Notes”) will be payable in warrants and not in cash. Interest on the Notes will be payable and issued at the Maturity Date or earlier upon certain prepayments. Interest on the Notes will accrue on a quarterly calendar basis without regard to partial quarters. The Notes are interest only through December 31, 2026. The principal on the Notes is repayable in cash in equal quarterly installments on the last business day of each calendar quarter commencing March 31, 2027 and continuing to the Maturity Date.

We may, at our option on the last business day of a calendar quarter commencing December 31, 2026, voluntarily prepay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 1.5% of the then outstanding principal balance if the Notes are prepaid on or after December 31, 2026 but before December 31, 2027, with no prepayment fee applicable to such prepayments on or after December 31, 2027. The prepayment fee, if any, is payable in Prepayment Warrants as described below, and not in cash, that will vest in the event of a voluntary prepayment.

In addition, the Loan Agreement mandates the prepayment of the Notes in the event of (A) an equity financing of at least $5 million, (B) certain changes in control as defined in the Loan Agreement, or (C) a default by Nuo. In the event of such an equity financing or change in control, we have agreed to repay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 2.75% of the then outstanding principal balance if such event occurs before December 31, 2026 and 1.5% of the then outstanding principal balance if such event occurs on or after December 31, 2026 but before December 31, 2027, with no prepayment fee applicable if such event occurs on or after December 31, 2027. In the event of a default, we have agreed to repay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 2.75% of the then outstanding principal balance. The prepayment fee, if any, is payable in warrants, and not in cash, that will vest in the event of a mandatory prepayment.

The Notes are secured by a lien upon and security interest in all of the Company’s assets, including intellectual property. The Loan Agreement contains customary representations, warranties, and covenants.

Comparison of the Years Ended December 31, 2025 and 2024

The revenue amounts presented in these comparison sections are rounded to the nearest thousand.

Revenue and Gross Profit

Total revenues for the year ended December 31, 2025 totaled approximately $3.3 million including $225,000 of distribution fee revenue related to the Smith+Nephew distribution agreement. Product revenues for the year ended December 31, 2025 totaled approximately $3.1 million in comparison to product and total revenues of approximately $1.4 million for the year ended December 31, 2024 representing an increase of approximately $1.7 million or approximately 126%. Product revenues associated with the Smith+Nephew private label distribution arrangement were recognized for the first time in the second half of 2025 consisting of (i) centrifuge devices sold to Smith+Nephew in anticipation of its Private Label product launch and (ii) initial fulfillment of purchase orders for stocking of Private Label kits. Associated gross profit was approximately $2.2 million for the year ended December 31, 2025 in comparison to approximately $1.1 million of gross profit in the year ended December 31, 2024.

The increase in revenues was due primarily to (i) increased Aurix product revenues resulting from an expanding customer base over the past year, (ii) the initial Smith+Nephew product revenues for centrifuge devices and kits solely in the second half of 2025 discussed above and (iii) distribution fee revenue recognized under the distribution agreement. Aggregate gross margin was approximately 67% for the year ended December 31, 2025 as compared to approximately 78% in the prior 2024 year. The gross margin decline was primarily due to centrifuge devices sold to Smith+Nephew at a near zero gross margin on the negotiated transfer price of the devices including the impact of tariff surcharges from the device manufacturer which was partially offset by distribution fee revenue having no associated cost.

Operating Expenses

Total operating expenses increased approximately $1,214,000 to approximately $4,735,000 comparing the year ended December 31, 2025 to the prior full year 2024 period.  The increase from the prior year was due primarily to increases in (i) professional fees of approximately $399,000 due largely to the combination of increased legal fees associated with the negotiation and finalization of the Smith+Nephew distribution agreement and SEC registration statements filed during the year and consulting expenses for our quality management system and reimbursement support services, (ii) third party commission expense of approximately $314,000 for independent sales representatives and distributors resulting from increased Aurix product revenues, and (iii) compensation and benefit costs of approximately $272,000 attributable primarily to increased salary costs and added sales management personnel.

Interest Expense, net

Interest expense, net for the year ended December 31, 2025 of approximately $804 represents net interest expense attributable to the financing of insurance premiums income slightly in excess of interest income on excess cash balances.  Conversely, interest income, net for the year ended December 31, 2024 of approximately $100 represents interest income on excess cash balances slightly in excess of interest expense attributable to the financing of insurance premiums.

Other Income (Expense)

Other income for the year ended December 31, 2025 was nominal in amount.  Other income for the year ended December 31, 2024 primarily represents the gain of approximately $133,600 realized from the negotiated settlement of legacy accounts payable with third-party vendors including the full release of any ongoing payment liability.

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had cash and cash equivalents of approximately $0.5 million, total current assets of approximately $1.4 million and total current liabilities of approximately $1.3 million. We have a history of losses and are not currently profitable. For the years ended December 31, 2025 and 2024, we incurred net losses of approximately $2.5 million and $2.3 million, respectively. As of December 31, 2025, our accumulated deficit was approximately $34.8 million and our stockholders’ deficit was approximately $1.0 million.

On May 12, 2025, the SEC declared our shelf registration statement on Form S-3 effective. The shelf registration statement enables us to offer and sell, from time to time in one or more offerings, shares of our common stock with an aggregate offering amount not exceeding $15 million, subject to the provisions of Form S-3. The shelf registration statement could provide us with access to liquidity from the public markets if we are able and should we decide to utilize it for that purpose.

We maintain our cash deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses related to amounts in excess of FDIC limits.

Financing Activities

During the year ended December 31, 2025, we sold 527,612 shares of common stock to certain accredited investors pursuant to a Securities Purchase Agreement in a private placement which closed in July 2025 for total proceeds of $791,418. We issued 283,853 shares of common stock upon option exercises for gross proceeds of $113,541. As of December 31, 2025, $500,000 in secured notes were prefunded by two lenders which included $200,000 advanced from a related party.

During the year ended December 31, 2024, we sold 2,000,000 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in May and September 2024 for total proceeds of $1,500,000. We issued 217,709 shares of common stock upon option exercises for gross proceeds of $90,417.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash flows used in operating activities	$(864,971)	$(2,231,622)
Cash flows used in investing activities	$(274,756)	$(154,962)
Cash flow provided by financing activities	$1,404,959	$1,741,617

Operating Activities

Cash used in operating activities for the year ended December 31, 2025 of approximately $0.9 million primarily reflects our net loss of approximately $2.5 million adjusted by (i) the $1,275,000 increase in deferred revenues, (ii) approximately $0.2 million in total amortization of right of use assets, property and equipment depreciation, and stock-based compensation and (iii) approximately $0.1 million in combined provisions for credit losses and inventory obsolescence. The deferred revenue is due to the receipt of the $1.5 million upfront distribution fee from Smith+Nephew in conjunction with the private label distribution agreement which was effective as of March 31, 2025.

Cash used in operating activities for the year ended December 31, 2024 of approximately $2.2 million primarily reflects our net loss of approximately $2.3 million adjusted by the net effect of (i) approximately $0.2 million in total for amortization of right of use assets, depreciation of property and equipment, and stock-based compensation, and (ii) approximately $0.1 million in combined provisions for credit losses and inventory obsolescence partially offset by the approximately $0.1 million gain on settlement of legacy accounts payable balances.

Investing Activities

Cash used in investing activities for year ended December 31, 2025 of approximately $275,000 primarily represents approximately $220,000 in expenditures for the purchase of Aurix centrifuge devices.

Cash used in investing activities for the year ended December 31, 2024 of approximately $155,000 primarily represents approximately $151,000 in expenditures for the purchase of Aurix centrifuge devices.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 reflects proceeds of (i) $791,418 from the sale of 527,612 shares of common stock in a private placement which closed in July 2025, (ii) $113,541 from the exercise of common stock options, and (iii) $500,000 from the prefunding of two secured notes on December 31, 2025.

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

Recent Accounting Pronouncements Not Yet Adopted

See the discussion of Recent Accounting Developments in Note 2 - Liquidity and Summary of Significant Accounting Policies.

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

Our management conducted an assessment of our internal control over financial reporting as set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act and Section 404 of the Sarbanes-Oxley Act as of the end of the end of the period covered by this Annual Report. Based on this assessment, our management concluded that our internal control over financial reporting was not effective due to the continuing material weakness in our internal control over financial reporting described below under “Material Weaknesses” and “Remediation Plan.”

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

Beginning in mid-2019, we ceased ongoing operational activities and terminated all our financial accounting and reporting resources as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. When we re-started commercial operations in 2022 and as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we had not hired and did not maintain a sufficient complement of accounting and financial reporting resources. The lack of sufficient accounting and financial reporting resources also prevented us from maintaining appropriately designed, and monitoring the effectiveness of, internal control over financial reporting.

Remediation Plan

Since 2022, we have engaged outside consultants to assist with various accounting and financial reporting matters, and we will continue assessing the need for hiring additional internal accounting and third-party financial reporting resources.  As we continue to obtain additional financial resources and as we continue to increase our operating activity, management, under the oversight of the Audit Committee of the Board of Directors, we intend to implement further measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses, namely, to identify and engage, through internal hiring and the use of external third parties, a sufficient complement of accounting and financial reporting resources and to periodically assess the design and operating effectiveness of our internal controls.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Rule 10b5-1 Plans

During the year ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Set forth below is information regarding the directors and executive officers of the Company. Officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

David E. Jorden	63	Chief Executive and Financial Officer, Secretary, Director

C. Eric Winzer	69	Independent Director

Scott M. Pittman	67	Independent Director

Paul D. Mintz, MD	77	Independent Director

Peter A. Clausen	59	Chief Scientific and Operating Officer

David E. Jorden has been Chief Executive and Financial Officer of the Company since July 1, 2016 after serving as Acting Chief Executive Officer effective January 8, 2016 and Acting Chief Financial Officer effective May 2015. Mr. Jorden also serves as Secretary of the Company. He has served as a director of the Company since October 2008. Mr. Jorden is also presently serving since June 2013 as Chief Executive Officer for Nanospectra Biosciences, Inc., a private company developing nanoparticle directed photothermal ablation technology of solid tumors. From 2003 to 2008, he was with Morgan Stanley’s Private Wealth Management group where he was responsible for equity portfolio management. Prior to Morgan Stanley, Mr. Jorden served as Chief Financial Officer for Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications. Mr. Jorden was previously a principal with Fayez Sarofim & Co. Mr. Jorden has an MBA from Northwestern University’s Kellogg School and a B.B.A. from University of Texas at Austin. He is a Chartered Financial Analyst and previously held a Certified Public Accountant designation.

Mr. Jorden was chosen to serve on the Board in part because of his extensive financial experience, particularly in the life sciences industry. As our current Chief Executive and Financial Officer, he provides the Board with critical insight into the day-to-day operations of the Company.

C. Eric Winzer has served as director since January 30, 2009. Mr. Winzer has over 30 years of experience in addressing diverse financial issues including raising capital, financial reporting, investor relations, banking, taxation, mergers and acquisitions, financial planning and analysis, and accounting operations. Mr. Winzer was the Chief Financial Officer at Immunomic Therapeutics, Inc., a privately-held clinical stage biotechnology company, from May 2015 until his retirement in April 2025. From June 2009 to April 2015 Mr. Winzer served as the Principal Accounting Officer, Senior Vice President of Finance, and Chief Financial Officer for OpGen Inc. (OPGN), a precision medicine company that went public in May 2015. Before his tenure with OpGen Inc., Mr. Winzer held multiple executive positions at Avalon Pharmaceuticals, Inc. (AVRX) including serving as its Chief Financial Officer and Executive Vice President, Principal Accounting Officer, and Secretary. Before joining Avalon Pharmaceuticals, Mr. Winzer held numerous senior financial positions over twenty years at Life Technologies Corporation (LIFE) (now part of Thermo Fisher Scientific (TMO)) and its predecessor companies, Invitrogen (IVGN) and Life Technologies, Inc. (LTEK). From 1980 to 1986, Mr. Winzer held various financial positions at Genex Corporation.  Since 2020, Mr. Winzer has served on the Board of Directors, including Chair of its Audit Committee, of Asbury Communities, a system of not-for-profit senior living communities in the Mid-Atlantic region.  Mr. Winzer holds a B.A. in Economics and Business Administration from Western Maryland College (now McDaniel College) and an M.B.A. from Mount Saint Mary's University.

Mr. Winzer was chosen to serve on the Board in part because of his executive experience in the life sciences industry and his substantial financial knowledge and expertise.

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

Mr. Pittman was chosen to serve on the Board in part because of his extensive experience as a hospital administration executive.

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

Dr. Mintz was chosen to serve on the Board based in part on his recognized expertise in clinical practice, his extensive involvement in transfusion medicine, transfusion-related clinical trials, and regulatory leadership experience.

Peter A. Clausen has been our Chief Scientific and Operating Officer since January 1, 2022. He previously was appointed as the Chief Scientific Officer on March 30, 2014 and served in that position until December 31, 2019. He originally joined the Company in September 2008 and has more than 20 years of experience in the biotechnology industry. Dr. Clausen served as a senior product manager within the orthobiologics division at Arthrex Inc. from March 2020 to October 2021 where he was responsible for the development and launch of autologous biologics used to treat inflammatory mediated connective tissue disease. Prior to originally joining the Company, he was a founding member and Vice President of Research and Development at Marligen Bioscience, where he developed and commercialized innovative genomic and protein analysis products for the life sciences market. Dr. Clausen was the Manager of New Purification Technologies at Life Technologies and the Invitrogen Corporation. He also has significant experience within the commercial biotechnology industry developing peptide and small molecule therapeutics for application in the areas of inflammatory mediated disease and stem cell transplantation. He completed his post-doctoral training at the Laboratory of Molecular Oncology at the National Cancer Institute where his research efforts focused in the areas of oncology, hematopoiesis, and gene therapy. Dr. Clausen earned a Ph.D. in Biochemistry from Rush University in Chicago and a Bachelor of Science degree in Biochemistry from Beloit College.

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

Code of Conduct and Ethics

The Board has adopted a Code of Conduct and Ethics applicable to all directors, officers, and employees in accordance with Item 406 of Regulation S-K.  A copy of this Code of Conduct and Ethics is available under "Company Information" in the Investors section on our website at www.nuot.com.  We intend to disclose any amendments to, or waivers from, the Code of Conduct and Ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

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

Based solely on a review of the Section 16 reports filed electronically with the SEC and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2025, all Section 16(a) reports required to be filed by its officers, directors, and greater than ten percent beneficial owners were timely filed; except that (i) a report covering one transaction by Mr. Jorden, the Chief Executive and Financial Officer and a member of the Board of Directors, was filed one business day late, and (ii) a report covering two transactions by Mr. Winzer, a member of the Board of Directors, was filed one business day late.

ITEM 11. Executive Compensation

This following table presents information regarding compensation paid to our named executive officers for the fiscal years ended December 31, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option and Equity Awards	All Other Compensation	Total

David E. Jorden	2025	$250,000	(a)	$-	$-	$-	$250,000
Chief Executive and Financial Officer	2024	$225,000		$-	$-	$-	$225,000

Peter A. Clausen	2025	$237,500	(a)(b)	$-	$-	$-	$237,500
Chief Scientific and Operating Officer	2024	$210,000	(b)	$-	$-	$-	$210,000

(a)	Effective October 1, 2025, Mr. Jorden's and Dr. Clausen's annual base salaries were increased to $325,000 and $290,000.
(b)

Effective January 1, 2024, Dr. Clausen voluntarily reduced his salary by $15,000 to enable a salary increase for certain other Company employees.  Effective April 1, 2025, Dr. Clausen's annual salary was reestablished at $225,000.

Employment Agreements

On May 9, 2022, the Company entered into an employment agreement effective April 1, 2022 with David Jorden, the Company’s Chief Executive and Financial Officer. The employment agreement provides for a base salary to Mr. Jorden as determined by the Compensation, Nominating and Governance Committee of the Board (the "CNG Committee"), an annual bonus of up to 50% of such base salary. The employment agreement with Mr. Jorden also provides, upon certain circumstances, for a severance payment to him of twelve months base salary as in effect at the time upon termination of services, including due to a change in control of the Company. The terms of the employment agreement with Mr. Jorden contain other customary provisions.

On May 9, 2022, the Company also entered into an employment agreement effective January 1, 2022 with Peter Clausen, the Company’s Chief Scientific Officer and Chief Operating Officer. The employment agreement provides for a base salary to Dr. Clausen as determined by the CNG Committee, an annual bonus of up to 50% of such base salary.  The employment agreement with Dr. Clausen also provides, upon certain circumstances, for a severance payment to him of twelve months base salary as in effect at the time upon termination of services, including due to a change in control of the Company. The terms of the employment agreement with Dr. Clausen contain other customary provisions.

The Company does not provide any pension plans/benefits or non-qualified deferred compensation.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2025.

Outstanding Equity Awards at December 31, 2025

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

David E. Jorden	162,500	(a)	-	$1.00	6/30/2026
	125,000	(b)	-	$0.40	01/01/2026
	66,672	(c)	-	$0.50	03/03/2032
	125,000	(d)	-	$0.75	03/03/2032

Peter A. Clausen	43,228	(c)	-	$0.50	03/03/2032
	275,000	(e)	-	$0.75	03/03/2032

(a)	62,500 vested immediately upon the January 9, 2017 date of grant, 50,000 vested on March 31, 2017, and 50,000 vested on December 31, 2017.

(b)	Fully vested upon the March 4, 2022 date of grant in settlement of $50,000 of accrued compensation liabilities for Mr. Jorden.

(c)	Fully vested upon the March 4, 2022 date of grant in settlement of $33,336 and $21,614 of accrued compensation liabilities for Mr. Jorden and Dr. Clausen, respectively.

(d)	Fully vested upon the March 4, 2022 date of grant.

(e)	One-third vested immediately upon the March 4, 2022 date of grant and the remainder vested quarterly over three years.

Potential Payments Upon Termination or Change of Control

The May 9, 2022 employment agreements of each of Mr. Jorden and Dr. Clausen as described above provide, upon certain circumstances, for a severance payment of twelve months of his base salary as in effect at the time upon termination of services, including due to a change in control of the Company.

Director Compensation in 2025

Effective May 1, 2019, concurrent with the Company’s decision to furlough its remaining employees, compensation to the members of the Board ceased. Accordingly, for approximately five years, our non-executive directors received no cash or non-cash compensation. In July 2024, the CNG Committee resumed granting non-cash compensation to our non-executive directors. In August 2025, the CNG Committee resumed awarding cash compensation to the non-executive directors, with a one-time cash fee of $15,000 to each non-executive director for the remainder of his 2025 service.

The following table sets forth, for the fiscal year ended December 31, 2025, the cash and non-cash compensation of our non-executive directors.

	Fees Earned or Paid in Cash	Option and Equity Awards	Total
Name	2025	2025	2025
C. Eric Winzer	$15,000	$-	$15,000

Scott M. Pittman	$15,000	$-	$15,000

Paul D. Mintz, MD	$15,000	$-	$15,000

Equity Grant Practices

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. The Company has a small number of employees and directors. The Board and its Compensation, Nominating and Governance Committee grant stock option awards throughout the year based upon its determination of the Company’s and an individual grantee’s performance, and other relevant factors. During the period covered by this report, we did not grant any stock options to executive officers. We do not intend to time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

As of March 15, 2026

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Class
Directors and Named Executive Officers
David E. Jorden (2)	2,400,546	4.9%
C. Eric Winzer (3)	364,320	*
Scott M. Pittman (4)	5,610,050	11.6%
Paul D. Mintz (5)	253,710	*
Peter A. Clausen (6)	1,091,856	2.2%
All Directors and Executive Officers as a Group (5 persons) (7)	9,720,482	19.6%
Principal Stockholders
Charles E. Sheedy (8)	11,574,198	24.0%
Boyalife Asset Holding II, Inc. (9)	4,900,000	10.1%
Paul Anthony Jacobs (10)	3,183,500	6.6%

*	Less than 1%
(1)	Based on 48,289,296 shares of common stock outstanding.
(2)	Includes 454,172 shares issuable upon exercise of options.
(3)	Includes 191,666 shares issuable upon exercise of options.
(4)	Includes 180,000 shares issuable upon exercise of options and 30,050 shares issuable upon exercise of warrants
(5)	Includes 145,416 shares issuable upon exercise of options
(6)	Includes 318,328 shares issuable upon exercise of options.
(7)	Includes 1,219,632 shares issuable upon the exercise of options and warrants.
(8)

Based upon information available to the Company and information contained in Schedule 13D/A filed with the SEC on July 5, 2022 with respect to the beneficial ownership of shares of common stock as of July 5, 2022. According to the Schedule 13D/A, Charles Sheedy shares voting and dispositive power with respect to 3,365 shares held in trusts for the benefit of his children. The mailing address of Charles Sheedy is 6003 Pine Forest, Houston, Texas 77057.  The Company has been informed that Andrew Sheedy holds a Statutory Durable Power of Attorney with respect to shares of common stock owned by Charles Sheedy.

(9)

Based upon information available to the Company and information contained in Schedule 13D/A filed with the SEC on September 21, 2017 with respect to the beneficial ownership of shares of common stock as of September 11, 2017. The mailing address of Boyalife Asset Holding II, Inc. is 2711 Citrus Road, Sacramento, CA 95742.

(10)

Based upon information contained in Schedule 13G/A filed with the SEC on February 12, 2026 with respect to the beneficial ownership of shares of common stock as of January 23, 2026. According to the Schedule 13G/A, Paul Anthony Jacobs has sole voting and dispositive power of 3,183,500 shares (including 43,500 shares issuable upon exercise of warrants). The mailing address of Mr. Jacobs is 5434 E. Lincoln Drive, Colonia Miramonte #28, Paradise Valley, AZ 85253.

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

The following table sets forth information regarding the Omnibus Plan as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,380,582	$0.73	928,583
Equity compensation plans not approved by security holders	—	$—	—
Total	2,380,582	$0.73	928,583

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Except as set forth below, we were not involved in any related person transactions since the beginning of 2023, and we are not involved in any related person transaction currently, that is required to be disclosed under Item 404(d) of Regulation S-K.

2026 Financing

Loan and Security Agreement

On January 21, 2026, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with four lenders (collectively, the “Lenders”). The Loan Agreement provides for loans in an aggregate principal amount of up to $1.6 million with (a) $1.0 million funded on the initial closing date (the “Initial Funding”) and (b) $600 thousand to be funded, if requested in advance by the Company and subject to closing conditions, on September 30, 2026 (the “Second Funding”). The closing of the Initial Funding occurred on January 23, 2026.

The Lenders include Scott M. Pittman, a member of the Board of Directors of the Company and a principal stockholder of the Company, and Paul Anthony Jacobs, a principal stockholder of the Company. Mr. Pittman loaned $200,000 in the Initial Funding and committed to loaning $210,000 in a Second Funding, if any. Mr. Jacobs loaned $300,000 in the Initial Funding and did not commit to loaning additional funds in a Second Funding.

At the closing of the Initial Funding, the Company issued a Secured Promissory Note (each, an “Initial Note”) to each of the Lenders and upon any Second Funding, the Company will issue an additional Secured Promissory Note (each, if any, a “Second Note”). The Initial Note bears interest at an annual rate of 10%. If the Company requests a Second Funding, the Second Note will bear interest at an annual rate of 12% and the interest rate of the Initial Note will also increase to an annual rate of 12% upon the Second Funding.

The maturity date of the Initial Note and any Second Note is December 31, 2028 (the “Maturity Date”). Interest on the Initial Note and, if any, the Second Note (together, the “Notes”) will be payable in Interest Warrants as described below, and not in cash. Interest on the Notes will be payable and issued at the Maturity Date (or earlier upon certain prepayments as described below). Interest on the Notes will accrue on a quarterly calendar basis without regard to partial quarters.

The Notes are secured by a lien upon and security interest in all of the Company’s assets, including intellectual property. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan and Security Agreement” for additional information.

Warrants

On January 23, 2026, the closing date of the Initial Funding, and pursuant to the Loan Agreement, the Company issued to each Lender warrants, some of which are subject to vesting provisions, to purchase shares of the Company’s common stock and agreed to issue additional warrants to purchase shares of the Company’s common stock as payment for accrued interest under the Notes.

The warrants issued by the Company at the closing of the Initial Funding consisted of:  (i) warrants representing a fee of 0.75% of each Lender’s commitment pursuant to the Loan Agreement (the “Commitment Warrants”); (ii) warrants representing a fee of 1.0% of each Lender’s loan amount in the Initial Funding (the “Origination Initial Warrants”); (iii) warrants representing 20% coverage of each Lender’s loan amount in the Initial Funding (the “Capital Initial Warrants”); (iv) warrants representing a fee of 1.25% of each Lender’s loan commitment amount, if any, in a Second Funding, vesting on September 30, 2026 only upon the occurrence of a Second Funding (the “Origination Second Warrants”); (v) warrants representing 25% coverage of each Lender’s loan commitment amount, if any, in a Second Funding, vesting on September 30, 2026 only upon the occurrence of a Second Funding (the “Capital Second Warrants”); and (vi) warrants representing a fee, if any, vesting only in the event of a voluntary or mandatory prepayment and at a percentage of each Lender’s then outstanding principal balance (the “Prepayment Warrants”). In addition, warrants are issuable by the Company at the Maturity Date (or earlier upon voluntary or mandatory prepayment as described above) as payment for accrued interest on the Notes (the “Interest Warrants”).

Except as described above, each of the warrants issued and issuable under the Loan Agreement contains similar material terms. The exercise price of each of the warrants is $1.50 per share of the Company’s common stock. The determination of the number of shares issuable upon exercise of each of the warrants is calculated based upon the same $1.50 exercise price. Each of the warrants contains provisions for anti-dilution and certain other adjustments, such as due to stock dividends, stock splits, and reverse stock splits. The expiration date of each warrant is January 23, 2031 (the "Expiration Date"), which is five years from the closing date of the Initial Funding. Subject to the vesting provisions described above, each of the warrants is exercisable at any time, or from time to time up to and including the Expiration Date, by (a) making a cash payment equal to the exercise price multiplied by the quantity of shares, or (b) on a cashless basis by receiving a net number of shares calculated pursuant to the formula set forth in the warrant, provided that the shares issuable upon exercise are not registered for sale under the Securities Act of 1933, as amended.

As a party to the Loan Agreement, Mr. Pittman, a member of the Board of Directors and a principal stockholder of the Company, was among the Lenders to whom the Company agreed to issue warrants. In particular, Mr. Pittman was issued upon the Initial Funding on January 23, 2026:  (i) a Commitment Warrant exercisable for 2,050 shares; (ii) an Origination Initial Warrant exercisable for 1,333 shares; (iii) a Capital Initial Warrant exercisable for 26,667 shares; (iv) an Origination Second Warrant exercisable, subject to vesting as described above, for 1,750 shares; (v) a Capital Second Warrant exercisable, subject to vesting as described above, for 35,000 shares; and (vi) a Prepayment Warrant exercisable, subject to vesting as described above, for up to 7,516 shares. In addition, an Interest Warrant exercisable for up to 55,100 shares is issuable to Mr. Pittman at the Maturity Date (or earlier upon voluntary or mandatory prepayment as described above).

As a party to the Loan Agreement, Mr. Jacobs, a principal stockholder of the Company, was among the Lenders to whom the Company agreed to issue warrants. In particular, Mr. Jacobs was issued upon the Initial Funding on January 23, 2026:  (i) a Commitment Warrant exercisable for 1,500 shares; (ii) an Origination Initial Warrant exercisable for 2,000 shares; (iii) a Capital Initial Warrant exercisable for 40,000 shares; and (iv) a Prepayment Warrant exercisable, subject to vesting as described above, for up to 5,500 shares. In addition, an Interest Warrant exercisable for up to 48,000 shares is issuable to Mr. Jacobs at the Maturity Date (or earlier upon voluntary or mandatory prepayment as described above).

2025 Private Placements

On July 30, 2025, the Company entered into a Securities Purchase Agreement, dated as of July 23, 2025, with certain accredited investors for the sale of 527,612 shares of the Company’s common stock at a price of $1.50 per share for proceeds of $791,418 (the “2025 Private Placement”). The closing of the 2025 Private Placement occurred on July 31, 2025. The investors in the 2025 Private Placement included Scott M. Pittman, a member of the Board of Directors and a principal stockholder of the Company, Charles E. Sheedy, a principal stockholder of the Company, and Paul Anthony Jacobs, a principal stockholder of the Company. Messrs. Pittman, Sheedy, and Jacobs invested $5,919, $200,000, and $300,000 respectively in the 2025 Private Placement.

2024 Private Placements

On May 17, 2024, the Company entered into a Securities Purchase Agreement, dated as of May 10, 2024, with certain accredited investors for the sale of 867,833 shares of the Company’s common stock at a price of $0.75 per share for proceeds of $650,875 (the “May Private Placement”). The closing of the May Private Placement occurred on May 20, 2024. The investors in the May Private Placement included Scott M. Pittman, a member of the Board of Directors and principal stockholder of the Company, Peter A. Clausen, the Chief Scientific and Operation Officer of the Company, and Charles E. Sheedy, a principal stockholder of the Company. Messrs. Pittman, Clausen, and Sheedy invested $101,250, $11,250, and $75,000, respectively in the May Private Placement.

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

ITEM 14. Principal Accounting Fees and Services

Since June 7, 2024, MaloneBailey, LLP has been our independent registered public accounting firm. Previously beginning August 9, 2018, Marcum LLP had been our independent registered public accounting firm.  The following table presents fees for professional services rendered by our principal accountants for the fiscal years 2025 and 2024:

	2025	2024
Audit Fees (1)	$139,000	135,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

(1)

Audit fees represent fees accrued and/or paid for annual professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and fees related to non-routine SEC filings.  In 2024, our audit fees paid to Marcum LLP totaled approximately $28,000 for review of our quarterly financial statements in early 2024 while MaloneBailey, LLP was paid approximately $106,000 subsequent to their June 2024 engagement.

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

3.4	Amended and Restated By-Laws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein)
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed on April 1, 2025 as Exhibit 4.1 to the registrant’s Annual Report on Form 10-K and incorporated by reference herein)
4.2	Form of Initial Warrants (as issued in connection with Loan and Security Agreement dated as of January 21, 2026) (previously filed on January 26, 2026 as Exhibit 4.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference)
4.3	Form of Second Warrants (as issued in connection with Loan and Security Agreement dated as of January 21, 2026) (previously filed on January 26, 2026 as Exhibit 4.2 to the registrant's Current Report on Form 8-K and incorporated by reference herein)
4.4	Form of Prepayment Warrants (as issued in connection with Loan and Security Agreement dated as of January 21, 2026) (previously filed on January 26, 2026 as Exhibit 4.3 to the registrant's Current Report on Form 8-K and incorporated by reference herein)
4.5	Form of Interest Warrants (as issuable in connection with Loan and Security Agreement dated as of January 21, 2026) (previously filed on January 26, 2026 as Exhibit 4.4 to the registrant's Current Report on Form 8-K and incorporated by reference herein)
10.1

Distribution Agreement between Smith & Nephew, Inc. and Nuo Therapeutics, Inc. dated March 31, 2025 (previously filed on April 1, 2025 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated by reference herein)#

10.2	Amendment No. 1 to Distribution Agreement between Smith & Nephew, Inc. and Nuo Therapeutics, Inc. dated May 14, 2025 (previously filed on July 31, 2025 as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)#
10.3	Amendment No. 2 to Distribution Agreement between Smith & Nephew, Inc. and Nuo Therapeutics, Inc. dated December 30, 2025#
10.4	Securities Purchase Agreement dated July 25, 2025 (previously filed on July 31, 2025 as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)
10.5	Loan and Security Agreement dated as of January 21, 2026 (previously filed on January 26, 2026 as Exhibit 10.1 to the registrant's Current Report on Form 8-K and incorporated by reference herein)
10.6

Employment Agreement between David Jorden and Nuo Therapeutics, Inc. dated May 9, 2022 (previously filed on May 16, 2022 as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and incorporated by reference herein)*

10.7

Employment Agreement between Peter Clausen and Nuo Therapeutics, Inc. dated May 9, 2022 (previously filed on May 16, 2022 as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and incorporated by reference herein)*

10.8

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

10.10

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

19.1	Nuo Therapeutics, Inc. Insider Trading Policy
21	Subsidiaries of the Company (previously filed on April 15, 2022 as Exhibit 21 to the registrant’s Annual Report on Form 10-K and incorporated by reference herein)
23.1	Consent of MaloneBailey, LLP, independent registered public accounting firm
31	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
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

NUO THERAPEUTICS, INC.

Date: March 30, 2026	By:	/s/ David E. Jorden
David E. Jorden
Chief Executive and Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2026	/s/ David E. Jorden
David E. Jorden
Chief Executive and Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: March 30, 2026	/s/ C. Eric Winzer
C. Eric Winzer
Director

Date: March 30, 2026	/s/ Scott M. Pittman
Scott M. Pittman
Director

Date: March 30, 2026	/s/ Paul D. Mintz
Paul D. Mintz
Director

NUO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nuo Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuo Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2024.

Houston, Texas

March 30, 2026

Nuo Therapeutics, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$548,946	$283,714
Accounts receivable, net	561,667	248,205
Inventory, net	213,761	150,442
Prepaid expenses and other current assets	55,509	159,185
Total current assets	1,379,883	841,546

Property and equipment, net	366,315	177,022
Operating lease right of use assets	99,464	170,940
Total assets	$1,845,662	$1,189,508

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$436,083	$219,190
Accrued expenses	493,792	292,400
Deferred revenues	300,000	-
Current portion of operating lease liabilities	76,410	66,861
Total current liabilities	1,306,285	578,451

Deferred revenue – long term	975,000	-
Note payable	300,000	-
Note payable – related party	200,000	-
Non-current portion of operating lease liabilities	20,936	97,345
Total liabilities	2,802,221	675,796

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit)
Common stock; $0.0001 par value; 100,000,000 shares authorized; 48,179,039 and 46,816,114 shares issued and outstanding at December 31, 2025 and 2024, respectively	4,818	4,682
Additional paid-in capital	33,810,785	32,768,976
Accumulated deficit	(34,772,162)	(32,259,946)
Total stockholders' equity (deficit)	(956,559)	513,712
Total liabilities and stockholders' equity (deficit)	$1,845,662	$1,189,508

Nuo Therapeutics, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2025	2024
Revenue
Product sales	$3,088,509	$1,365,173
License revenue	225,000	-
Total revenue	3,313,509	1,365,173

Costs of sales	1,095,553	302,842
Gross profit	2,217,956	1,062,331

Operating expenses
Selling, general and administrative	4,734,605	3,520,166
Total operating expenses	4,734,605	3,520,166

Loss from operations	(2,516,649)	(2,457,835)

Other income (expense)
Interest income (expense), net	(804)	105
Gain on settlement of legacy accounts payable obligations	-	133,623
Other income	5,237	402

Loss before benefit for income taxes	(2,512,216)	(2,323,705)

Net loss	$(2,512,216)	$(2,323,705)

Net loss per share – basic and diluted	$(0.05)	$(0.05)

Weighted average shares outstanding – basic and diluted	47,312,727	45,424,437

Nuo Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2025 and 2024

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2023	44,241,516	$4,424	$30,970,965	$(29,936,241)	$1,039,148

Stock-based compensation expense	-	-	56,652	-	56,652
Issuance of common stock for cash proceeds	2,000,000	200	1,499,800	-	1,500,000
Issuance of common stock for warrant exercise	270,000	27	151,173	-	151,200
Issuance of common stock for cashless warrant exercise	86,889	9	(9)	-	-
Issuance of common stock for option exercise	217,709	22	90,395	-	90,417
Net loss	-	-	-	(2,323,705)	(2,323,705)
Balance, December 31, 2024	46,816,114	$4,682	$32,768,976	$(32,259,946)	$513,712

Stock-based compensation expense	-	-	85,986	-	85,986
Issuance of common stock for cash proceeds	527,612	53	791,365	-	791,418
Issuance of common stock for option exercises	283,853	28	113,513	-	113,541
Issuance of common stock for cashless option exercises	520,844	52	(52)	-	-
Issuance of common stock for services rendered	30,616	3	50,997	-	51,000
Net loss	-	-	-	(2,512,216)	(2,512,216)
Balance, December 31, 2025	48,179,039	$4,818	$33,810,785	$(34,772,162)	$(956,559)

Nuo Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,512,216)	$(2,323,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	85,463	23,022
Stock-based compensation	85,986	56,652
Provision for credit losses	91,401	79,445
Provision for inventory obsolescence	19,371	30,000
Vendor expense settled in shares of common stock	51,000	-
Gain on settlement of accounts payable	-	(133,623)
Amortization of operating lease right of use assets	71,476	73,247
Changes in operating assets and liabilities:
Accounts receivable, net	(404,863)	(76,947)
Inventory, net	(82,690)	29,147
Prepaid expenses and other current assets	103,676	15,286
Accounts payable	216,893	(41,706)
Accrued liabilities	201,392	103,778
Deferred revenue	1,275,000	-
Operating lease liabilities	(66,860)	(66,218)
Net cash used in operating activities	(864,971)	(2,231,622)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(274,756)	(154,962)
Net cash used in investing activities	(274,756)	(154,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	791,418	1,500,000
Net proceeds from option exercises	113,541	90,417
Net proceeds from note payable issuance	300,000	-
Net proceeds from note payable issuance – related party	200,000	-
Net proceeds from warrant exercise	-	151,200
Net cash provided by financing activities	1,404,959	1,741,617

NET INCREASE (DECREASE) IN CASH	265,232	(644,967)
Cash, beginning of period	283,714	928,681
Cash, end of period	$548,946	$283,714

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest	$4,721	$4,494

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

Note 2 –Liquidity and Summary of Significant Accounting Policies

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021, CMS issued an NCD mandating national reimbursement coverage for Aurix when used in chronic non-healing wounds where a clinical diagnosis of diabetes exists for the patient. During the year ended December 31, 2024, we sold 2,000,000 shares of common stock to certain accredited investors pursuant to Securities Purchase Agreements in two private placements which closed in May and September 2024 for total proceeds of $1,500,000. During the year ended December 31, 2025, we received an upfront distribution fee of $1.5 million from Smith+Nephew in conjunction with the private label distribution agreement (See Note 4 – Distribution Agreement with Smith+Nephew). We also sold 527,612 shares of common stock to certain accredited investors pursuant to a Security Purchase Agreement which closed on July 30, 2025 and received $113,541 from the exercise of options. Additionally, we received proceeds of $500,000 at December 31, 2025 from the pre-funding of notes payable which officially closed in January 2026 with an initial funding of $1,000,000 (See Note 11 – Subsequent Events for additional information).

We have incurred, and continue to incur, recurring losses.  As of December 31, 2025, we have an accumulated deficit of approximately $34.8 million and cash of approximately $0.5 million.

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

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months from the date of issuance of the financial statements that our current resources and projected revenue from sales of Aurix products are insufficient to support our operations for the next 12 months.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at December 31, 2025 and December 31, 2024 are listed below.

	December 31, 2025	December 31, 2024

Customer A	19%	-
Customer B	*	18%
Customer C	*	15%
Customer D	*	12%

*  less than 10%

Revenue from significant customers exceeding 10% of total revenues for the years ended December 31, 2025 and December 31, 2024 is listed below. During the year ended December 31, 2025, over 98% of our revenues was generated within the U.S. During the year ended December 31, 2024, all our revenue was generated within the U.S.

	Year Ended December 31, 2025	Year Ended December 31, 2024

Customer A	23%	-
Customer C	*	16%
Customer D	*	12%

*  less than 10%

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

Cash

When applicable, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash potentially subjects us to a concentration of credit risk, as approximately $0.3million held in financial institutions was in excess of the FDIC insurance limit of $250,000 at December 31, 2025. We maintain our cash in the form of money market deposit accounts with financial institutions that we believe are credit-worthy.

Accounts Receivables, net

We generate accounts receivables from the sale of the Aurix products and sales made to Smith+Nephew under the Distribution Agreement. Accounts receivable as of December 31, 2025 and December 31, 2024 reflects customer receivables from commercial sales activities.

We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for doubtful accounts when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. During the years ended December 31, 2025 and 2024, we recorded provisions for credit losses of $91,401 and $79,445, respectively.  As of December 31, 2025 and 2024, the allowance for credit losses was $90,000 and approximately $25,000, respectively.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of December 31, 2025, our inventory consisted of approximately $139,000 of finished goods inventory and approximately $75,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2024, our inventory consisted of approximately $89,000 of finished goods inventory and approximately $61,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our reserve for inventory obsolescence is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we will record the associated expense for this reserve to cost of sales in the consolidated statements of operations. For the years ended December 31, 2025 and 2024, we recorded provisions for inventory obsolescence of $19,371 and approximately $30,000, respectively. As of December 31, 2025 and December 31, 2024, the reserve for inventory obsolescence was approximately $10,000 and $18,700, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.  Assets are depreciated, using the straight-line method, over their estimated useful life ranging from one to five years.  Maintenance and repairs are charged to operations as incurred.  On at least an annual basis, management determines if there are any depreciating assets that are no longer in use.  If there are, the residual balances of such assets are considered impaired.

Leases

At the inception of a contract, we determine if the arrangement is, or contains, a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  Rent expense is recognized on a straight-line basis over the lease term.

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases.

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

For the year ended December 31, 2025, total product revenues are disaggregated between Aurix and Private Label kits of approximately $2,777,000 and Aurix and Private Label centrifuge devices of approximately $312,000.

Our distribution agreement with Smith+Nephew (See Note 4 – Distribution Agreement with Smith + Nephew for additional information) provides for an upfront distribution fee which will be recognized as revenue ratably on a straight-line basis over the initial 5-year term of the agreement.  The sale to Smith+Nephew of the private label Aurix product is a bill and hold arrangement whereby Nuo is responsible for the fulfillment of Smith+Nephew customer orders.  Revenue recognition under bill and hold arrangements occurs when control of the goods transfers to the customer (Smith+Nephew).  The satisfaction of certain criteria are required to demonstrate the customer has obtained control of the goods.  All of the criteria are satisfied and therefore revenue recognition is considered appropriate.

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatility for options are based on the equally weighted average historical volatility from comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize forfeitures of stock-based awards as they occur. We estimate that the dividend rate on our common stock will be zero. The assumptions are summarized in the following table:

	2025			2024
Risk free rate	3.86%	-	4.06%	4.08%
Weighted average expected years until exercise		5.5		5.5
Expected stock volatility		75%		74%
Dividend yield		-		-

Income Taxes

We account for income taxes using the asset and liability method. Under the asset and liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. Tax rate changes are reflected in income during the period such changes are enacted. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. We expect that tax law changes contained in the Inflation Reduction Act and CHIPS Act will not have a material impact on its provision for income taxes.

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

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no penalties and interest incurred in 2025 and 2024.

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

The following table provides a reconciliation of the numerator and denominators used in the calculation of basic and diluted loss per share for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024

Net Loss – basic and diluted	$(2,512,216)	$(2,323,705)

Weighted average shares outstanding – basic and diluted	47,312,727	45,424,437

Net Loss per Share – basic and diluted	$(0.05)	$(0.05)

The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
Options	2,380,582	3,258,958
Warrants	200,000	450,000
Performance Shares	300,000	300,000
	2,880,582	4,008,958

Segment Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive and Financial Officer. We view our operations and manages our business as a single operating and reporting segment. All our long-lived assets are in the United States.

Recent Accounting Developments

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which applies to all public business entities. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated results of operations, financial position, or cash flows.

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024

Medical equipment	$758,527	$538,527
Office/warehouse equipment	51,008	48,019
Warehouse/production equipment	75,084	23,317
	884,619	609,863
Less accumulated depreciation	(518,304)	(432,841)
Property and equipment, net	$366,315	$177,022

Depreciation expense was $85,463 (of which $66,839 was charged to cost of good sold) and $23,022 (of which $7,543 was charged to cost of goods sold), respectively, for the years ended December 31, 2025 and December 31, 2024. None of the Company's long-lived assets were deemed to be impaired during the years ended December 31, 2025 and 2024.

Note 4 – Distribution Agreement with Smith+Nephew

On March 31, 2025, we entered into a Distribution Agreement with Smith & Nephew, Inc (“Smith+Nephew”), a U.S. subsidiary of Smith & Nephew PLC, a global medical technology company.  Under the agreement, we will supply to Smith+Nephew its own private label of our Aurix product.  Although Smith+Nephew will be the sole and exclusive distributor in the United States of its own private label Aurix product, we have the right and will continue to market, sell, and distribute our branded Aurix product.  During the year ended December 31, 2025, we recognized $225,000of distribution fee revenue under the agreement.

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

As consideration for entering into the agreement, we received an upfront fee of $1.5 million and we are eligible for an additional $750,000 in milestone fees based on our establishment and maintenance of reimbursement in certain categories for the Aurix and the private label products. Such fees will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the agreement if we do not comply with certain terms and conditions. The $1.5 million distribution fee is being recognized on a pro rata basis over the initial term of the agreement and the unearned distribution fee is treated as deferred revenue.  During the year ended December 31, 2025, we recognized $225,000 of revenue under the agreement.

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

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2025	2024

Accrued vacation payable	$96,190	$76,450
Accrued commissions payable	303,592	144,001
Accrued professional fees	49,250	40,000
Other payables	44,760	31,949
Total accrued liabilities	$493,792	$292,400

Note 6 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of December 31, 2025 and 2024:

Description	December 31, 2025	December 31, 2024

2022 Sales incentive warrants	200,000	450,000

Total	200,000	450,000

During the year ended December 31, 2022, we issued two warrants to purchase (i) 250,000 shares of common stock at an exercise price of $1.00 per share and expiring December 31, 2027 and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and expiring December 31, 2028 to a distribution partner under an agreement whereby the warrants are exercisable subject to the distributor attaining certain performance goals set forth in the warrants based upon exceeding sales quota revenues for calendar years 2023 through potentially 2025. According to the warrants' vesting provisions, they will not be exercisable throughout the remainder of their terms.  Furthermore, the warrants shall be considered cancelled and forfeited upon a determination that the performance goals cannot be attained upon the last of their respective determination dates.  Therefore, the warrant for 250,000 shares expiring December 31, 2027 has been removed from the tabular presentation above as the final determination date was January 15, 2025 while the warrant for 200,000 will be considered cancelled and forfeited upon its final determination date of January 15, 2026.

Note 7 – Equity and Stock-Based Compensation

Under the Company’s Second Amended and Restated Certificate of Incorporation, we have the authority to issue a total of 101,000,000 shares of capital stock, consisting of: (i) 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share, which will have such rights, powers and preferences as our Board of Directors shall determine.

Pacific Medical Common Stock and Warrant Purchase Agreement

In August 2022, we entered into a Common Stock and Warrant Purchase Agreement (the “Agreement”) with Pacific Medical, Inc. (“Pacific Med”) for the sale and issuance of shares of common stock and warrants to purchase shares of common stock. Pacific Med is the exclusive distributor for the Aurix System product within a territory that covers the states of Washington, Oregon, Idaho, Montana, Wyoming, most of California, the northern half of Nevada, plus Alaska.

Pursuant to the Agreement, Pacific Med purchased 500,000 shares of our common stock for $500,000. As part of the purchase of common stock, we agreed to grant to Pacific Med the right to participate in any financing of ours through December 31, 2023 (the “Participation Rights”) in connection with a listing of our common stock on a national securities exchange. The Participation Rights entitled Pacific Med to purchase up to 500,000 shares of common stock upon substantially the same terms, conditions, and price provided for in such financing. In the event such a financing did not occur by December 31, 2023, we agreed to issue Pacific Med a warrant with a January 1, 2024 issuance date and exercisable until June 30, 2024, to purchase up to 500,000 shares of Common Stock at a price equal to the lower of $2.00 per share or the 20-day volume weighted average closing price per share ending December 31, 2023 (the “2024 Financing Participation warrant”). The 2024 Financing Participation warrant was issued on January 1, 2024 with an exercise price of $0.56 per share. Pacific Med exercised (i) 270,000 of the warrants for cash proceeds of $151,200 and (ii) the remaining 230,000 warrants on a cashless basis in exchange for the issuance of 86,889 shares of common stock during the year ended December 31, 2024. The common stock, Participation Rights, and 2024 Financing Participation warrant are equity classified.

As part of the Agreement and as additional incentive compensation with respect to Pacific Med’s performance under its existing sales and distribution arrangement, we also provided to Pacific Med two compensatory performance-based stock purchase warrants and certain contingently issuable performance shares. The first warrant entitled Pacific Med to purchase up to 250,000 shares of common stock at a price of $1.00 per share (the “First Warrant”) upon Pacific Med attaining certain performance goals set forth in the First Warrant based upon exceeding sales quota revenue, as agreed between us and Pacific Med, for calendar years 2023 and/or 2024. The second warrant entitled Pacific Med to purchase up to 200,000 shares of Common Stock at a price of $1.50 per share (the “Second Warrant”) upon Pacific Med attaining certain performance goals set forth in the Second Warrant based upon exceeding sales quota revenue, as agreed between us and Pacific Med, for calendar years 2024 and/or 2025. The First Warrant expires December 31, 2027 and the Second Warrant expires December 31, 2028. The fair value of the First Warrant and Second Warrant at the date of issuance was approximately $434,000 and $345,000, respectively, based on a Black-Scholes option pricing model. As the exercisability of the two warrants was not considered probable as of December 31, 2025 or 2024, there was no recognition of stock-based compensation expense for the years then ended. When exercisability is determined to be probable, the issuance date fair value of the warrant earned through such date will be recognized with the balance of the fair value recognized ratably over the remaining period of performance. We also agreed to issue up to 300,000 shares of common stock to Pacific Med subject to and upon the achievement of certain milestones set forth in the Agreement based upon sales of our products over defined 12-month periods of between $4.5 million by June 30, 2024 through at least $12.5 million in calendar year 2025 (the Performance Shares”). The fair value of the Performance Shares at the date of issuance was approximately $615,000 based on the closing stock price on the closing of the Agreement. As the issuance of the Performance Shares was not considered probable as of December 31, 2025 and it was concluded upon the final determination date of January 15, 2026 that the Performance Shares would not be issued, there was no expense recognition for the year ended December 31, 2025 and none of the fair value will be recognized.

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

2025 Private Placement Equity Issuance

We sold 527,612 shares of common stock to certain accredited investors pursuant to a Securities Purchase Agreement in a private placement which closed in July 2025 for proceeds of $791,418.  Certain related parties including a principal shareholder and a member of the Board of Directors invested an aggregate of $205,919 in the 2025 private placement transaction.

Issuance of Common Stock for Vendor Services Rendered

During the year ended December 31, 2025, we issued 30,616 shares of common stock in exchange for services rendered from a vendor totaling $51,000.

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

A summary of stock option activity under the 2016 Omnibus Plan for the years ended December 31, 2025 and 2024 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2024	3,189,167	$0.64	5.69
Granted	400,000	0.33	10.00
Exercised	(217,709)	(0.42)	-
Forfeited or expired	(112,500)	(0.75)	-
Outstanding at December 31, 2024	3,258,958	$0.61	5.30

Granted	176,000	1.43	10.00
Exercised	(973,126)	(0.48)	-
Forfeited or expired	(81,250)	(0.40)	-
Outstanding at December 31, 2025	2,380,582	$0.73	5.84
Exercisable at December 31, 2025	2,008,499	$0.70	5.37

During the year ended December 31, 2025, there were 176,000 options granted to employees and a third-party consultant and the fair value of the options vesting immediately and over three years was approximately $165,700. During the year ended December 31, 2025, 283,853 options were exercised for $113,541 while 689,273 options were exercised on a cashless basis resulting in the issuance of 520,844 shares of common stock. During the year ended December 31, 2024, there were 400,000 stock options granted to non-executive employees and members of the Board of Directors under the Plan. The fair value of the options vesting over one and three years was approximately $86,700. During the year ended December 31, 2024, 217,709 options were exercised for $90,417.

The aggregate intrinsic value for outstanding and exercisable options as of December 31, 2025 was approximately $2.9 and $2.3 million, respectively.

For the years ended December 31, 2025 and 2024, the Company recorded total stock-based compensation expense of $85,986 and $56,652, respectively. As of December 31, 2025, there was approximately $184,000 unrecognized compensation cost related to non-vested stock options which is expected to be recognized prior to year-end 2027.

Note 8 — Income Taxes

Income tax expense (benefit) for the years ended December 31, 2025 and 2024 consisted of the following:

	Year ended December 31,
	2025	2024

Current provision (benefit)
Federal	$-	$-
State	-	-
	-	-
Deferred provision (benefit)
Federal	502,063	662,055
State	1,454,451	(146,436)
	1,956,514	515,619

Change in valuation allowance	(1,956,514)	(515,619)

Consolidated provision (benefit)	$-	$-

Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards and credits	$38,241,816	$40,483,333
Deferred revenue	301,202	-
Property, equipment, intangible assets, and other	230,043	247,862
Stock-based compensation	10,479	8,859
	38,783,540	40,740,054

Deferred tax liabilities	-	-

Valuation allowance	(38,783,540)	(40,740,054)

Net deferred tax assets	$-	$-

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company's effective tax rate:

	Year ended December 31,
	2025		2024

Federal tax rate	$(517,065)	21.0%	$(487,978)	21.0%
Non-taxable or non-deductible items	16,961	(0.7)%	10,870	(0.5)%
Federal NOLCF and credits expiration	854,696	(34.7)%	998,096	(43.0)%
Change in valuation allowance	(354,592)	14.4%	(526,265)	22.6%
Other	-	-	5,277	(0.1)%
Effective tax rate	$-	0.0%	$-	0.0%

We have federal net operating loss carry-forwards of approximately $153.1 million as of December 31, 2025. The federal net operating loss carry-forwards are subject to annual limitation under Section 382 of the Internal Revenue Code as a result of our emergence from bankruptcy in 2016 as well as due to other changes in ownership subsequent to such emergence; any such limitation reduces our ability to use net operating loss carryforwards to offset future taxable income on an annual basis and may permanently reduce our ability to use such net operating loss carryforwards. Federal net operating loss carryforwards generated before 2018 have a 20-year life expiring through 2037, while net operating loss carryforwards generated after 2017 have an indefinite life.  We have not filed our required state income tax returns since 2017 and intend to file all required state returns within the next 12 months.  We have provided a full valuation allowance against the net deferred tax assets as it is more likely than not that those net assets will not be realized.  We do not believe that we have any uncertain income tax positions.

Note 9 - Segment Information

We manage our business activities on a consolidated basis and operate as a single operating segment dedicated to developing and marketing products for chronic wound care that harness the regenerative capacity of the human body to trigger natural healing. We derive our revenue from sales of the Aurix product line and products sold to Smith+Nephew under the Distribution Agreement. The accounting policies of the segment are the same as those described in Note 2.

Our CODM is Nuo’s Chief Executive and Financial Officer, David E. Jorden. Our CODM uses net loss, as reported in our Consolidated Statements of Operations, in evaluating the performance of our segment and determining how to allocate our resources as a whole. The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table presents the operating results of the segment:

	December 31,	December 31,
	2025	2024
Total revenues	$3,313,509	$1,365,173
Less significant segment expenses:
Aurix cost of sales (excluding provision for inventory obsolescence and applicable depreciation expense)	562,229	265,299
Private label cost of sales	447,113	-
Total compensation and benefit costs (including third party commission expense)	2,616,160	2,029,762
Provisions for credit losses and inventory obsolescence	110,772	109,445
All other operating expenses (excluding depreciation and credit loss provision) (a)	1,850,959	1,265,578
Other segment items:
Depreciation, amortization of right of use assets, and stock-based compensation	242,925	152,921
Interest expense (income), net	804	(105)
Other expense (income), net(b)	(5,237)	(134,022)
Consolidated net loss	$(2,512,216)	$(2,323,705)

(a) All other operating expenses included in consolidated net loss includes professional fees, lease expenses, insurance costs, travel and entertainment expenses, and all other selling, general and administrative expenses.

(b) Other expense (income), net included in consolidated net loss includes net gain from settlement of legacy accounts payable obligations and other expense (income).

Note 10 – Commitments and Contingencies

From time to time, the Company may be involved in various legal proceedings, claims, and investigations arising in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. While the outcome of such matters cannot be predicted with certainty, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In February 2022, we entered into a commercial operating lease for our primary office and warehouse/distribution space in Texas. The lease requires us to pay for insurance, taxes, and our share of common operating expenses. This lease expires in March 2027. This lease is classified as an operating lease, and we established a right of use asset and lease liability using a 10% discount rate.

The following table presents the components of rent expense:

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
Operating lease costs	$84,887	$90,962
Short term lease costs	4,395	4,380
Variable lease costs (common area maintenance and applicable taxes)	25,419	25,504
Total rent expense	$114,701	$120,846

Cash paid for amounts included in operating lease liabilities was approximately $80,300 and $86,600 for the years ended December 31, 2025 and 2024, respectively. We have no financing leases.  The weighted average remaining lease term is 1.3 years at December 31, 2025.  Our lease includes a renewal option to extend the lease for an additional 5 years. We have not included this term extension option as part of the present value calculation of lease liabilities as we are not reasonably certain to exercise the option.

Future undiscounted cash flows under this lease are:

2026	$82,705
2027	21,284
Total operating lease payments	103,989

Discount factor	(6,643)
Present value of operating lease liabilities	97,346
Current portion of operating lease liabilities	(76,410)
Non-current portion of operating lease liabilities	$20,936

Note 11 – Subsequent Events

Secured Promissory Notes

As previously disclosed in Note 2 - Liquidity and Summary of Significant Accounting Policies, we received $500,000 in proceeds from the pre-funding of loans which closed in January 2026.  On January 21, 2026, we entered into a Loan and Security Agreement (the “Loan Agreement”) with four lenders (collectively, the “Lenders”), including a related party and a director of Nuo. The Loan Agreement provides for loans in an aggregate principal amount of up to $1.6 million with (a) $1.0 million funded on the initial closing date (the “Initial Funding”) and (b) $600 thousand to be funded, if requested in advance by us and subject to closing conditions, on September 30, 2026 (the “Second Funding”). The closing of the Initial Funding occurred on January 23, 2026.

At the closing of the Initial Funding, we issued a Secured Promissory Note (each, an “Initial Note”) to each of the Lenders and upon any Second Funding, we will issue an additional Secured Promissory Note (each, if any, a “Second Note”). The Initial Note bears interest at an annual rate of 10%. If Nuo requests a Second Funding, the Second Note will bear interest at an annual rate of 12% and the interest rate of the Initial Note will also increase to an annual rate of 12% upon the Second Funding.

The maturity date of the Initial Note and any Second Note is December 31, 2028 (the “Maturity Date”).

Interest on the Initial Note and, if any, the Second Note (together, the “Notes”) will be payable in warrants and not in cash. Interest on the Notes will be payable and issued at the Maturity Date or earlier upon certain prepayments. Interest on the Notes will accrue on a quarterly calendar basis without regard to partial quarters. The Notes are interest only through December 31, 2026. The principal on the Notes is repayable in cash in equal quarterly installments on the last business day of each calendar quarter commencing March 31, 2027 and continuing to the Maturity Date.

We may, at our option on the last business day of a calendar quarter commencing December 31, 2026, voluntarily prepay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 1.5% of the then outstanding principal balance if the Notes are prepaid on or after December 31, 2026 but before December 31, 2027, with no prepayment fee applicable to such prepayments on or after December 31, 2027. The prepayment fee, if any, is payable in Prepayment Warrants as described below, and not in cash, that will vest in the event of a voluntary prepayment.

In addition, the Loan Agreement mandates the prepayment of the Notes in the event of (A) an equity financing of at least $5 million, (B) certain changes in control as defined in the Loan Agreement, or (C) a default by Nuo. In the event of such an equity financing or change in control, we have agreed to repay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 2.75% of the then outstanding principal balance if such event occurs before December 31, 2026 and 1.5% of the then outstanding principal balance if such event occurs on or after December 31, 2026 but before December 31, 2027, with no prepayment fee applicable if such event occurs on or after December 31, 2027. In the event of a default, we have agreed to repay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 2.75% of the then outstanding principal balance. The prepayment fee, if any, is payable in warrants, and not in cash, that will vest in the event of a mandatory prepayment.

The Notes are secured by a lien upon and security interest in all of the Company’s assets, including intellectual property. The Loan Agreement contains customary representations, warranties, and covenants.

Warrants

On the closing date of the Initial Funding, and pursuant to the Loan Agreement, we issued to each Lender warrants, some of which are subject to vesting provisions, to purchase shares of Nuo’s common stock and agreed to issue additional warrants to purchase shares of our common stock as payment for accrued interest under the Notes.

The warrants issued by us at the closing of the Initial Funding consisted of: (i) warrants representing a fee of 0.75% of each Lender’s commitment pursuant to the Loan Agreement (the “Commitment Warrants”); (ii) warrants representing a fee of 1.0% of each Lender’s loan amount in the Initial Funding (the “Origination Initial Warrants”); (iii) warrants representing 20% coverage of each Lender’s loan amount in the Initial Funding (the “Capital Initial Warrants”); (iv) warrants representing a fee of 1.25% of each Lender’s loan commitment amount, if any, in a Second Funding, vesting on September 30, 2026 only upon the occurrence of a Second Funding (the “Origination Second Warrants”); (v) warrants representing 25% coverage of each Lender’s loan commitment amount, if any, in a Second Funding, vesting on September 30, 2026 only upon the occurrence of a Second Funding (the “Capital Second Warrants”); and (vi) warrants representing a fee, if any, vesting only in the event of a voluntary or mandatory prepayment as described above and at a percentage as described above of each Lender’s then outstanding principal balance (the “Prepayment Warrants”). In addition, warrants are issuable by us at the Maturity Date (or earlier upon voluntary or mandatory prepayment as described above) as payment for accrued interest on the Notes (the “Interest Warrants”).

Except as described above, each of the warrants issued and issuable under the Loan Agreement contains similar material terms. The exercise price of each of the warrants is $1.50 per share. The determination of the number of shares issuable upon exercise of each of the warrants is calculated based upon the same $1.50 exercise price. Each of the warrants contains provisions for anti-dilution and certain other adjustments, such as due to stock dividends, stock splits, and reverse stock splits. The expiration date of each warrant is January 23, 2031, which is five years from the closing date of the Initial Funding. Subject to the vesting provisions described above, each of the warrants is exercisable at any time, or from time to time up to and including the Expiration Date, on either a cash or cashless basis.

Accordingly, on January 23, 2026, we issued: (i) Commitment Warrants immediately exercisable for an aggregate of 8,000 shares; (ii) Origination Initial Warrants immediately exercisable for an aggregate of 6,667 shares; (iii) Capital Initial Warrants immediately exercisable for an aggregate of 133,333 shares; (iv) Origination Second Warrants, vesting upon a Second Funding, exercisable for an aggregate of 5,000 shares; (v) Capital Second Warrants, vesting upon a Second Funding, exercisable for an aggregate of 100,000 shares, and (vi) Prepayment Warrants, vesting upon a voluntary or mandatory prepayment event as described above, exercisable for an aggregate of up to 29,332 shares. In addition, we have agreed to issue Interest Warrants at the Maturity Date (or earlier upon voluntary or mandatory prepayment as described above) immediately then exercisable for an aggregate of up to 226,000 shares representing the maximum amount of $1.6 million potentially funded under the notes and then repaid by the Maturity Date per the terms of the Loan Agreement.

Issuance of Common Stock for Vendor Services Rendered

Subsequent to the year end, we issued 10,638 shares of common stock in exchange for services rendered from a vendor totaling $18,000.

Issuance of Common Stock for Option Exercise

Subsequent to year end, 125,000 options were exercised on a cashless basis resulting in the issuance of 99,619 shares of common stock.

Option Grant

Subsequent to year end, 450,000 options were granted to employees.  250,000 options were granted pursuant to our standard three-year vesting schedule while 200,000 options were granted with vesting provisions through December 31, 2028 pursuant to the achievement of certain commercial sales targets for the years ended December 31, 2026 and 2027.