Form 10-Q
period 2026-03-31
Nuo Therapeutics, Inc.
filed 2026-05-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2026, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 48,408,728.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash	$263,827	$548,946
Accounts receivable, net	873,669	561,667
Inventory, net	248,537	213,761
Prepaid expenses and other current assets	134,208	55,509
Total current assets	1,520,241	1,379,883

Property and equipment, net	344,906	366,315
Operating lease right of use assets	80,522	99,464
Total assets	$1,945,669	$1,845,662

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$385,235	$436,083
Accrued expenses	593,289	493,792
Deferred revenue	311,765	300,000
Current portion of operating lease liabilities	78,949	76,410
Total current liabilities	1,369,238	1,306,285

Deferred revenue – long term	935,294	975,000
Notes payable	820,000	300,000
Note payable – related party	205,000	200,000
Non-current portion of operating lease liabilities	-	20,936
Total liabilities	3,329,532	2,802,221

Commitments and contingencies (Note 10)

Stockholders' deficit
Common stock; $0.0001 par value, 100,000,000 shares authorized, 48,289,296 and 48,179,039 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4,829	4,818
Additional paid-in capital	34,001,936	33,810,785
Accumulated deficit	(35,390,628)	(34,772,162)
Total stockholders' deficit	(1,383,863)	(956,559)

Total liabilities and stockholders' deficit	$1,945,669	$1,845,662

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2026	Three Months ended March 31, 2025
Revenue
Product sales	$1,224,174	$484,381
Distribution fee revenue	77,941	-
Total revenue	1,302,115	484,381

Costs of sales	452,388	121,021
Gross profit	849,727	363,360

Operating expenses
Selling, general and administrative	1,296,193	1,108,507
Total operating expenses	1,296,193	1,108,507

Loss from operations	(446,466)	(745,147)

Other income (expense)
Interest income (expense), net	(175,282)	(1,595)
Other income	3,282	614
Total other income (expenses)	(172,000)	(981)

Net loss	$(618,466)	$(746,128)

Loss per common share
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	48,285,303	46,816,114

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended March 31, 2026 and 2025

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Deficit
Balance, January 1, 2026	48,179,039	$4,818	$33,810,785	$(34,772,162)	$(956,559)
Stock compensation expense	-	-	23,527	-	23,527
Issuance of common stock for cashless option exercise	99,619	10	(10)	-	-
Issuance of common stock for services provided	10,638	1	17,999	-	18,000
Issuance of warrants in connection with notes payable issuance	-	-	149,635	-	149,635
Net loss	-	-	-	(618,466)	(618,466)
Balance, March 31, 2026	48,289,296	$4,829	$34,001,936	$(35,390,628)	$(1,383,863)

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity/ (Deficit)
Balance, January 1, 2025	46,816,114	$4,682	$32,768,976	$(32,259,946)	$513,712
Stock compensation expense	-	-	19,343	-	19,343
Net loss	-	-	-	(746,128)	(746,128)
Balance, March 31, 2025	46,816,114	$4,682	$32,788,319	$(33,006,074)	$(213,073)

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(618,466)	$(746,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	22,256	15,347
Stock-based compensation	23,527	19,343
Non-cash interest expense	174,635	-
Provision for credit losses	-	12,525
Provision for inventory obsolescence	-	9,119
Vendor expense settled in shares	18,000	-
Amortization of operating lease right of use assets	18,942	17,251
Changes in operating assets and liabilities:
Accounts receivable, net	(312,002)	(40,852)
Inventory, net	(34,776)	42,150
Prepaid expenses and other current assets	(78,699)	(10,961)
Accounts payable	(50,848)	442,903
Accrued expenses	99,497	57,225
Deferred revenue	(27,941)	200,000
Operating lease liabilities	(18,397)	(16,097)
Net cash provided by (used in) operating activities	(784,272)	1,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(847)	(229,884)
Net cash used in investing activities	(847)	(229,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable issuance	500,000	-
Net cash provided by financing activities	500,000	-

NET DECREASE IN CASH	(285,119)	(228,059)
Cash, beginning of period	548,946	283,714
Cash, end of period	$263,827	$55,655

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest expense	$1,197	$1,716

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for cashless option exercise	$10	$-

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

Note 2 – Liquidity and Summary of Significant Accounting Policies

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021, CMS issued an NCD mandating national reimbursement coverage for Aurix when used in chronic non-healing wounds where a clinical diagnosis of diabetes exists for the patient. During the year ended December 31, 2025, we received an upfront distribution fee of $1.5 million from Smith+Nephew in conjunction with the private label distribution agreement (See Note 4 – Distribution Agreement with Smith+Nephew). We also sold 527,612 shares of common stock to certain accredited investors pursuant to a Security Purchase Agreement which closed on July 30, 2025 and received $113,541 from the exercise of options. On December 31, 2025, we received pre-funded proceeds of $500,000 related to the issuance of secured notes payable which officially closed in January 2026 in the total amount of $1,000,000 upon the receipt of an additional $500,000 in note proceeds. Additionally, we received an additional $50,000 distribution fee in January 2026 in conjunction with an amendment to the distribution agreement.

We have incurred, and continue to incur, recurring losses.  As of March 31, 2026, we have an accumulated deficit of approximately $35.4 million and cash of approximately $0.3 million.

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

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months that our current resources and projected revenue from sales of Aurix products and the Private Label product to Smith+Nephew are insufficient to support our operations for the next 12 months from the date these financial statements are issued.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.  The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Even assuming we succeed in raising sufficient additional funds in the near future, we require additional capital and will seek to continue financing our operations with external capital for the foreseeable future.   Any equity financing may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any additional debt financing may require us to comply with additional onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, market reception of the Company and perceived likelihood of success of our business model, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financing, other transactions, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The consolidated balance sheet at December 31, 2025, has been derived from our audited financial statements as of that date. The interim unaudited consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at March 31, 2026 and December 31, 2025 is listed below.

	March 31, 2026	December 31, 2025

Customer A	16%	19%

Revenue from significant customers exceeding 10% of total revenues for the three months ended March 31, 2026 and March 31, 2025 is listed below.  All our revenue for both periods was generated within the U.S.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Customer A	24%	-
Customer B	*	18%
Customer C	-	18%
Customer D	*	15%

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

Accounts Receivable, net

We generate accounts receivable from the sale of the Aurix products and sales made to Smith+Nephew under the Distribution Agreement. Accounts receivable as of March 31, 2026 and December 31, 2025 reflect customer receivables from commercial sales activities.

We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. We estimate credit losses expected over the life of our trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for credit losses when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. For the three month periods ending March 31, 2026 and 2025, we recorded provisions for credit losses of zero and $12,525, respectively. As of March 31, 2026 and December 31, 2025, the allowance for credit losses was approximately $90,000.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of March 31, 2026, our inventory consisted of approximately $126,000 of finished goods inventory and approximately $123,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2025, our inventory consisted of approximately $139,000 of finished goods inventory and approximately $75,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we record the associated expense for this reserve to cost of sales in the consolidated statements of operations. For the three-month periods ending March 31, 2026 and 2025, we recorded a provision for inventory obsolescence of zero and $9,119, respectively. We maintained a reserve for inventory obsolescence as of March 31, 2026 and December 31, 2025 of $10,000.

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

For the three months ended March 31, 2026, total product revenues are disaggregated between Aurix and Private Label kits of approximately $1,225,000 and Private Label centrifuge devices of approximately $77,000.

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

Stock-Based Compensation

The fair value of employee stock options is measured at the date of grant. Expected volatility for options is based on the equally weighted average historical volatility from comparable public companies with an expected term consistent with ours. Expected years until exercise represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize forfeitures of stock-based awards as they occur. We estimate that the dividend rate on our common stock will be zero. The assumptions are summarized in the following table:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Risk free rate	4.17%	4.06%
Weighted average expected years until exercise	5.5	5.5
Expected stock volatility	75%	75%
Dividend yield	-	-

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

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in the three months ended March 31, 2026 and 2025.

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

Debt - Election of Fair Value Option

We have elected to account for the Secured Promissory Notes issued in the first quarter ended March 31, 2026 (see Note 6 - Secured Promissory Notes for further information) under the fair value option.  Accordingly, we recorded the Secured Promissory Notes at their fair values on the date of issuance and will remeasure the fair value at each subsequent balance sheet date with the change being recognized through other income (expense) in the statement of operations. All unpaid accrued interest is included in the determination of fair value and changes thereto. All debt issuance costs related to the Secured Promissory Notes accounted for at fair value are expensed as incurred.

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

All of our potential dilutive securities are considered anti-dilutive for the three months ended March 31, 2026 and 2025. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Three months ended March 31, 2026	Three months ended March 31, 2025

Shares underlying:

Common stock options	2,683,082	3,334,958
Stock purchase warrants	282,332	-
Performance shares	-	300,000
	2,965,414	3,634,958

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

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025

Medical equipment	$758,527	$758,527
Office/warehouse equipment	51,855	51,008
Warehouse/production equipment	75,084	75,084
	885,466	884,619
Less accumulated depreciation	(540,560)	(518,304)
Property and equipment, net	$344,906	$366,315

Depreciation expense was $22,256 (of which $18,543 was charged to cost of goods sold) and $15,347 (of which $11,210 was charged to cost of goods sold), respectively, for the three months ended March 31, 2026 and 2025.  None of our long-lived assets were deemed to be impaired during the three months ended March 31, 2026 and 2025.

Note 4 – Distribution Agreement with Smith+Nephew

On March 31, 2025, we entered into a Distribution Agreement with Smith & Nephew, Inc (“Smith+Nephew”), a U.S. subsidiary of Smith & Nephew PLC, a global medical technology company.  Under the agreement, we will supply to Smith+Nephew its own private label of our Aurix product.  Although Smith+Nephew will be the sole and exclusive distributor in the United States of its own private label Aurix product, we have the right and will continue to market, sell, and distribute our branded Aurix product.  During the year ended December 31, 2025, we recognized $225,000 of distribution fee revenue under the agreement.

Under the agreement, Smith+Nephew will purchase private label product from us, from time to time at agreed upon transfer pricing and we will manufacture, package, and ship the product to Smith+Nephew’s customers in accordance with purchase orders and the agreement.  During the initial term of the agreement commencing in October 2025, minimum annual purchase commitments of an average of approximately $500,000 will apply for Smith+Nephew to maintain exclusive distribution rights.

Effective January 1, 2026, we entered into an amendment to the agreement to add certain expansion kits in connection with the Private Label product for which we received an upfront fee of $50,000. As consideration for entering into the original agreement, we received an upfront fee of $1.5 million, and we are eligible for an additional $750,000 in milestone fees based on our establishment and maintenance of reimbursement in certain categories for the Aurix and the private label products. Such fees will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the agreement if we do not comply with certain terms and conditions. The $1.5 million distribution fee and January 2026 fee under the amendment are being recognized on a pro rata basis over the initial term of the agreement, and the unearned distribution fee is treated as deferred revenue.  During the three months ending March 31, 2026, we recognized $77,941 of revenue under the amended agreement.

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

Note 5 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of March 31, 2026 and December 31, 2025:

Description	March 31, 2026	December 31, 2025

2022 sales incentive warrants	-	200,000
Stock purchase warrants	282,332	-
Total	282,332	200,000

During the three months ended March 31, 2026 in connection with the issuance of secured notes payable (See Note 6 – Secured Promissory Notes), we issued a series of warrants to purchase up to 282,332 shares of common stock at an exercise price of $1.50 per share and expiring January 23, 2031. The issued warrants consisted of (i) 148,000 immediately vested commitment, origination and capital warrants, (ii) 105,000 unvested origination and capital warrants that will vest in the event of Second Funding on September 30, 2026, and (iii) up to 29,332 contingent prepayment fee warrants that will vest in different amounts only in the event of a voluntary or mandatory prepayment that occurs (a) before December 31, 2026 or (b) on or after December 31, 2026 but before December 31, 2027.  The 148,000 vested warrants have a fair value at the date of issuance of $149,635 based on a Black-Scholes option pricing model.  The inputs to the fair valuation calculation were our underlying stock price, the $1.50 exercise price of the warrants, an expected volatility of 75%, the five-year term of the warrants, and the risk-free interest rate corresponding to the term of 3.74%.  The allocation of proceeds from the debt transaction to the warrants based on their fair value resulted in a debt discount and was immediately expensed as interest expense due to our election to carry the debt at fair value.

The 200,000 sales incentive warrants outstanding at December 31, 2025 were legally cancelled upon the January 2026 determination date as the sales milestones were not achieved.

Note 6 – Secured Promissory Notes

As previously disclosed in Note 2 - Liquidity and Summary of Significant Accounting Policies, we received $500,000 in proceeds from the pre-funding of loans on December 31, 2025 and an additional $500,000 in funding proceeds upon the closing in January 2026.  On January 21, 2026, we entered into a Loan and Security Agreement (the “Loan Agreement”) with four lenders (collectively, the “Lenders”), including a related party and a director of Nuo. The Loan Agreement provides for loans in an aggregate principal amount of up to $1.6 million with (a) $1.0 million funded as of the initial closing date (the “Initial Funding”) and (b) $600 thousand to be funded, if requested in advance by us and subject to closing conditions, on September 30, 2026 (the “Second Funding”). The closing of the Initial Funding occurred on January 23, 2026.

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

The maturity date of the Initial Note and any Second Note is December 31, 2028 (the “Maturity Date”).

In connection with the issuance of the secured notes payable we issued up to 282,332 warrants to purchase common shares of common stock at an exercise price of $1.50 per common share. (See Note 5 – Stock Purchase Warrants for further information).  The 148,000 vested warrants had a fair value of $149,635 which created a debt discount that was amortized immediately as additional interest expense.

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

In addition, the Loan Agreement mandates the prepayment of the Notes in the event of (i) an equity financing of at least $5 million, (ii) certain changes in control as defined in the Loan Agreement, or (iii) a default by Nuo. In the event of such an equity financing or change in control, we have agreed to repay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 2.75% of the then outstanding principal balance if such event occurs before December 31, 2026 and 1.5% of the then outstanding principal balance if such event occurs on or after December 31, 2026 but before December 31, 2027, with no prepayment fee applicable if such event occurs on or after December 31, 2027. In the event of a default, we have agreed to repay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 2.75% of the then outstanding principal balance. The prepayment fee, if any, is payable in warrants, and not in cash, that will vest in the event of a mandatory prepayment.

The Notes are secured by a lien upon and security interest in all of the Company’s assets, including intellectual property. The Loan Agreement contains customary representations, warranties, and covenants.

We elected to account for the secured notes payable using the fair value option.  See Note 8 - Fair Value for further information.

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

Issuance of Common Stock for Vendor Services Rendered

During the three months ended March 31, 2026, we issued 10,638 shares of common stock in exchange for services rendered from a vendor totaling $18,000.

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

A summary of stock option activity under the Plan during the three months ended March 31, 2026 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2026	2,380,582	$0.73	5.84
Granted	450,000	1.30	10.0
Exercised	(125,000)	0.40	-
Forfeited or expired	(22,500)	0.33	-
Outstanding at March 31, 2026	2,683,082	$0.84	4.98
Exercisable at March 31, 2026	1,986,415	$0.72	5.63

During the three months ended March 31, 2026, 450,000 stock options were granted to employees of which 250,000 were granted pursuant to three year vesting schedule while 200,000 options contained vesting provisions through December 31, 2028 pursuant to the achievement of certain commercial sales targets for the years ended December 31, 2026 and 2027. The fair value of the options vesting over the three-year vesting schedule was approximately $216,000 while the performance-based options had a fair value of approximately $172,400. During the three months ended March 31, 2026, 125,000 options were exercised on a cashless basis resulting in the issuance of 99,619 shares of common stock. The aggregate intrinsic value for outstanding and exercisable options as of March 31, 2026 was approximately $1,640,000 and $1,348,000 respectively. During the three months ended March 31, 2025, 76,000 stock options were granted to an employee and a third-party consultant. The fair value of the options to vest over three years was approximately $59,800.

For the three months ended March 31, 2026 and 2025, we recorded stock-based compensation expense of $23,527 and $19,343, respectively. As of March 31, 2026, there was approximately $548,200 of unrecognized compensation cost related to the non-vested stock options of which $375,800 is expected to be recognized prior to year-end 2029 while the recognition of approximately $172,400 is subject to the achievement of the performance based vesting provisions.

Note 8 - Fair Value

Our consolidated balance sheets include various financial instruments (primarily cash, accounts receivable and accounts payable and accrued expenses) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We elected to account for the secured notes payable under the fair value option. The fair value of the secured notes payable is calculated using unobservable Level 3 inputs.  At the date of issuance and March 31, 2026, the fair value of the secured notes is deemed to be equivalent to the face value of the loan plus accrued interest as the terms of the loan including maturity and interest rate are considered market based.  We have no other financial assets or liabilities measured at fair value on a recurring basis.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We had no financial assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2026 or December 31, 2025.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We had no non-financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2026 or December 31, 2025.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property and equipment and operating lease right of use assets, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No impairment was recognized during the three months ended March 31, 2026 or 2025.

The following table presents our liabilities measured at fair value as of March 31, 2026:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Notes payable	$-	$-	$820,000
Notes payable - related party	-	-	205,000
Total liabilities	$-	$-	$1,025,000

The following table presents changes in the fair value of our Level 3 liabilities for the three months ending March 31, 2026:

	Notes Payable	Notes Payable - Related Party	Total Notes Payable

Balance at December 31, 2025	$-	$-	$-
Notes payable at issuance	800,000	200,000	1,000,000
Change in fair value	20,000	5,000	25,000
Balance at March 31, 2026	$820,000	$205,000	$1,025,000

Note 9 – Segment Information

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

The following table presents the operating results of the segment:

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Total revenues	$1,302,115	$484,381
Less significant segment expenses:
Aurix cost of sales (excluding provision for inventory obsolescence and applicable depreciation expense)	252,611	100,692
Private label cost of sales	181,233	-
Total compensation and benefit costs (including third party commission expense)	830,770	562,907
Provisions for credit losses and inventory obsolescence	-	21,644
All other operating expenses (excluding depreciation and credit loss provision) (a)	419,242	492,344
Other segment items:
Depreciation, amortization of right of use assets, and stock-based compensation	64,725	51,941
Interest expense (income), net	175,282	1,595
Other expense (income), net	(3,282)	(614)
Consolidated net loss	$(618,466)	$(746,128)

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

Total operating lease costs were approximately $28,600 and $29,000 for the three months ended March 31, 2026 and 2025, respectively, consisting solely of base rental and common area maintenance costs.   We have no financing leases.

Future undiscounted cash flows under this lease are:

2026	$62,029
2027	21,284
Total operating lease payments	83,313

Discount factor	(4,364)
Present value of operating lease liabilities	78,949
Current portion of operating lease liabilities	(78,949)
Non-current portion of operating lease liabilities	$-

Note 11 – Subsequent Events

Issuance of Common Stock for Option Exercise

Subsequent to March 31, 2026, 135,000 options were exercised on a cashless basis resulting in the issuance of 108,794 shares of common stock.

Issuance of Common Stock for Vendor Services Rendered

Subsequent to March 31, 2026, we issued 10,638 shares of common stock in exchange for services rendered from a vendor totaling $12,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Nuo Therapeutics, Inc. ("Nuo," the "Company," "we," "us," or "our") should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), filed with the U.S. Securities and Exchange Commission (the "SEC") on March 30, 2026.

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

In 2012, a Medicare National Coverage Determination (“NCD”) from CMS reversed a twenty-year old non-coverage decision for autologous blood derived products used in wound care. This NCD allowed for Medicare coverage under the Coverage with Evidence Development (“CED”) program.  CED programs have been selected for a variety of other therapies, including transcatheter aortic valve repair and cochlear implantation.  Under a CED program, CMS provides reimbursement for items or services on the condition that they be furnished in approved clinical protocols or in the collection of additional clinical data.  Due to the CED program, a facility treating a patient with Aurix was reimbursed by Medicare when health outcomes data were collected to inform future coverage decisions. The intent of the CED program was to evaluate the outcomes of Aurix therapy for the broader Medicare population when it is used in a “real world” continuum of care.

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

As of March 31, 2026, we had established contractual relationships with more than 200 third-party entity and individual representatives. The number of sales agent representatives may continue to expand modestly in the months ahead, but the current focus is broadening commercial customer relationships with wound care providers operating in private office settings while continuing to engage with hospitals and hospital systems regarding expanded POS 22 usage while ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 NCD.

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

Effective January 1, 2026, we entered into an amendment to the agreement to add certain expansion kits in connection with the Private Label product for which we received an upfront fee of $50,000. As consideration for entering into the Distribution Agreement, Smith+Nephew paid us an upfront distribution fee of $1,500,000 for distribution rights and we are also eligible to be paid by Smith+Nephew an additional $750,000 in fees based on our establishment and maintenance of reimbursement in certain categories for the Aurix and the Private Label products. These fees will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the Distribution Agreement if we do not comply with certain terms and conditions.

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

●

In a retrospective, longitudinal study of 40 Wagner grade II through IV diabetic foot ulcers, most with critical limb ischemia, wounds increased in size in the approximately 100 days prior to the initiation of comprehensive wound care treatment. Upon treatment with debridement, revascularization, antibiotics and off-loading, the wounds continued to increase in size over a subsequent 75-day period. Once they were then treated with Aurix, the wounds immediately changed healing trajectory and 83% of the wounds healed with an average of 6.1 Aurix treatments per wound (Sakata, J., Sasaki, S., Handa, K., et al.  A Retrospective, Longitudinal Study to Evaluate Healing Lower Extremity Wounds in Patients with Diabetes Mellitus and Ischemia Using Standard Protocols of Care and Platelet-Rich Plasma Gel in a Japanese Wound Care Program. Ostomy Wound Management, 2012; 58(4):36-49.)

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The amounts presented in this comparison section are rounded to the nearest thousand.

Revenue and Gross Profit

Total revenues for the three months ended March 31, 2026 totaled approximately $1,302,000 including approximately $78,000 of distribution fee revenue related to the Smith+Nephew distribution agreement as amended. Product revenues for the three months ended March 31, 2026 totaled approximately $1,224,000 in comparison to product and total revenues of approximately $484,000 for the three months ended March 31, 2025 representing an increase of approximately $740,000 or approximately 153%. Product revenues associated with the Smith+Nephew private label distribution arrangement recognized during the three months ended March 31, 2026 consisted of (i) centrifuge devices sold to Smith+Nephew and (ii) fulfillment of purchase orders for stocking of Private Label kits. Associated gross profit was approximately $850,000 for the three months ended March 31, 2026 in comparison to approximately $363,000 of gross profit in the three months ended March 31, 2025.

The increase in revenues was due primarily to (i) increased Aurix product revenues resulting from an expanding customer base over the past year, (ii) Smith+Nephew related product revenues for centrifuge devices and kits solely and (iii) distribution fee revenue recognized under the distribution agreement as amended. Aggregate gross margin was approximately 65% for the three months ended March 31, 2026 as compared to approximately 75% for the three months ended March 31, 2025. The gross margin decline was primarily due to the centrifuge devices sold to Smith+Nephew at a near zero gross margin on the negotiated transfer price of the devices which was partially offset by distribution fee revenue having no associated cost.

Operating Expenses

Total operating expenses increased approximately $188,000 to approximately $1,296,000 comparing the three months ended March 31, 2026 to the three months ended March 31, 2025. The increase from the prior year was due primarily to increases in (i) compensation and benefit costs of approximately $110,000 and (ii) third party commission expense of approximately $158,000 for independent sales representatives and distributors resulting from increased Aurix product revenues which was partially offset by a decrease in professional fees of approximately $74,000 as the costs associated with the finalization of the Smith+Nephew distribution agreement were absent in the current year period.

Other Income (Expense)

Interest income (expense), net for the three months ended March 31, 2026 primarily represents (i) $25,000 of non-cash interest expense on the secured notes payable and (ii) $149,365 of debt discount amortization due to our election of the fair value option while other income (expense) for the three months ended March 31, 2025 was nominal.

Liquidity and Capital Resources

Overview

As of March 31, 2026, we had cash balances of approximately $0.3 million, total current assets of approximately $1.5 million and total current liabilities of approximately $1.4 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2025, and 2024, we incurred net losses of approximately $2.5 million and $2.3 million, respectively. As of March 31, 2026, our accumulated deficit was approximately $35.4 million and our stockholders’ deficit was approximately $1.4 million.

In January 2026, we received funding proceeds from the issuance of secured notes payable of $500,000 in addition to $500,000 of proceeds which were pre-funded on December 31, 2025. The total amount of notes payable at closing was $1,000,000.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash flows provided by/(used in) operating activities	$(784,272)	$1,825
Cash flows used in investing activities	$(847)	$(229,884)
Cash flow provided by financing activities	$500,000	$-

Operating Activities

Cash used in operating activities for the three months ended March 31, 2026 of approximately $784,000 primarily reflects our net loss of approximately $618,000 adjusted by (i) approximately $423,000 net change in operating assets and liabilities, (ii) non-cash interest expense and amortization of debt discount on notes payable issued of approximately $175,000, and (iii) approximately $83,000 in total for amortization of right of use assets, depreciation of property and equipment, stock-based compensation, and vendor expense settled in shares of common stock.

Cash provided by operating activities for the three months ended March 31, 2025 of approximately $2,000 primarily reflects our net loss of approximately $746,000 adjusted by (i) approximately $474,000 net change in operating assets and liabilities (excluding deferred revenue), (ii) approximately $52,000 in total for amortization of right of use assets, depreciation of property and equipment, and stock-based compensation, and (iii) $200,000 increase in deferred revenue. The deferred revenue is due to the receipt in February 2025 of a $200,000 exclusivity payment from Smith+Nephew in conjunction with the private label distribution agreement which was executed as of March 31, 2025.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2026 was nominal while cash used in investing activities for the three months ended March 31, 2025 primarily represents $220,000 in expenditures for the purchase of centrifuge devices.

Financing Activities

For the three months ended March 31, 2026, we received an additional $500,000 in loan proceeds under the secured notes payable after $500,000 of proceeds were pre-funded on December 31, 2025. We did not have any financing activities for the three months ended March 31, 2025.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying notes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the unaudited consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report.  There were no accounting policies identified as critical.  There have been no material changes to our critical accounting policies or estimates and no significant estimation since December 31, 2025.

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

Beginning in mid-2019, we ceased ongoing operational activities and terminated all our financial accounting and reporting resources as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. When we re-started commercial operations in 2022 and as disclosed since our Annual Report for the year ended December 31, 2021, we had not hired and did not maintain a sufficient complement of accounting and financial reporting resources. The lack of sufficient accounting and financial reporting resources also prevented us from maintaining appropriately designed, and monitoring the effectiveness of, internal control over financial reporting.

Remediation Plan

Beginning in 2022, we have engaged outside consultants to assist with various accounting and financial reporting matters and we will continue assessing the need for hiring additional internal accounting and third-party financial reporting resources.  As we continue to obtain additional financial resources and continue to increase our operating activity, management, under the oversight of the Audit Committee of the Board of Directors, we intend to implement further measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses, namely, to identify and engage, through internal hiring and the use of external third parties, a sufficient complement of accounting and financial reporting resources and to periodically assess the design and operating effectiveness of our internal controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

There are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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

3.4	Amended and Restated By-Laws of Nuo Therapeutics, Inc. (previously filed on May 10, 2016 as Exhibit 3.2 to the registrant’s Registration Statement on Form 8-A and incorporated by reference herein).

4.1	Form of Initial Warrants (as issued in connection with Loan and Security Agreement dated as of January 21, 2026) (previously filed on January 26, 2026 as Exhibit 4.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference)

4.2	Form of Second Warrants (as issued in connection with Loan and Security Agreement dated as of January 21, 2026) (previously filed on January 26, 2026 as Exhibit 4.2 to the registrant's Current Report on Form 8-K and incorporated by reference herein)

4.3	Form of Prepayment Warrants (as issued in connection with Loan and Security Agreement dated as of January 21, 2026) (previously filed on January 26, 2026 as Exhibit 4.3 to the registrant's Current Report on Form 8-K and incorporated by reference herein)

4.4	Form of Interest Warrants (as issuable in connection with Loan and Security Agreement dated as of January 21, 2026) (previously filed on January 26, 2026 as Exhibit 4.4 to the registrant's Current Report on Form 8-K and incorporated by reference herein)

10.1	Loan and Security Agreement dated as of January 21, 2026 (previously filed on January 26, 2026 as Exhibit 10.1 to the registrant's Current Report on Form 8-K and incorporated by reference herein)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three month periods ended March 31, 2026 and 2025, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three month periods ended March 31, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2026 and 2025 and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: May 14, 2026
	By:	/s/ David E. Jorden
David E. Jorden Chief Executive and Financial Officer
(Principal Executive and Financial Officer)