Form 10-Q
period 2026-06-30
Nuo Therapeutics, Inc.
filed 2026-08-14
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2026, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 48,433,777.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$449,325	$548,946
Accounts receivable, net	1,167,571	561,667
Inventory, net	269,518	213,761
Prepaid expenses and other current assets	107,021	55,509
Total current assets	1,993,435	1,379,883

Property and equipment, net	571,735	366,315
Operating lease right of use assets	61,120	99,464
Total assets	$2,626,290	$1,845,662

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$563,100	$436,083
Accrued expenses	619,046	493,792
Deferred revenue	311,765	300,000
Current portion of operating lease liabilities	60,090	76,410
Total current liabilities	1,554,001	1,306,285

Deferred revenue – long term	857,353	975,000
Notes payable	1,436,250	300,000
Note payable – related party	314,000	200,000
Non-current portion of operating lease liabilities	-	20,936
Total liabilities	4,161,604	2,802,221

Commitments and contingencies (Note 10)

Stockholders' deficit
Common stock; $0.0001 par value, 100,000,000 shares authorized, 48,418,524 and 48,179,039 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4,842	4,818
Additional paid-in capital	34,128,073	33,810,785
Accumulated deficit	(35,668,229)	(34,772,162)
Total stockholders' deficit	(1,535,314)	(956,559)

Total liabilities and stockholders' deficit	$2,626,290	$1,845,662

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2026	Three Months ended June 30, 2025
Revenue
Product sales	$1,691,045	$625,202
Distribution fee revenue	77,941	75,000
Total revenue	1,768,986	700,202

Costs of sales	598,959	159,350
Gross profit	1,170,027	540,852

Operating expenses
Selling, general and administrative	1,336,579	1,192,874
Total operating expenses	1,336,579	1,192,874

Loss from operations	(166,552)	(652,022)

Other income (expense)
Interest income (expense), net	(114,066)	1,153
Other income	3,017	1,180
Total other income (expenses)	(111,049)	2,333

Net loss	$(277,601)	$(649,689)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	48,407,917	46,823,111

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months ended June 30, 2026	Six Months ended June 30, 2025
Revenue
Product sales	$2,915,219	$1,109,583
Distribution fee revenue	155,882	75,000
Total revenue	3,071,101	1,184,583

Costs of sales	1,051,347	280,371
Gross profit	2,019,754	904,212

Operating expenses
Selling, general and administrative	2,632,772	2,301,381
Total operating expenses	2,632,772	2,301,381

Loss from operations	(613,018)	(1,397,169)

Other income (expense)
Interest income (expense), net	(289,348)	(442)
Other income	6,299	1,794
Total other income (expenses)	(283,049)	1,352

Net loss	$(896,067)	$(1,395,817)

Loss per common share
Basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	48,346,949	46,819,632

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Six Months Ended June 30, 2026 and 2025

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Deficit
Balance, January 1, 2026	48,179,039	$4,818	$33,810,785	$(34,772,162)	$(956,559)
Stock compensation expense	-	-	23,527	-	23,527
Issuance of common stock for cashless option exercise	99,619	10	(10)	-	-
Issuance of common stock for services provided	10,638	1	17,999	-	18,000
Issuance of warrants in connection with notes payable issuance	-	-	149,635	-	149,635
Net loss	-	-	-	(618,466)	(618,466)
Balance, March 31, 2026	48,289,296	$4,829	$34,001,936	$(35,390,628)	$(1,383,863)
Stock compensation expense	-	-	41,490	-	41,490
Issuance of common stock for cashless option exercise	111,194	11	(11)	-	-
Issuance of common stock for services provided	18,034	2	20,998	-	21,000
Issuance of warrants in connection with notes payable issuance	-	-	63,660	-	63,660
Net loss	-	-	-	(277,601)	(277,601)
Balance, June 30, 2026	48,418,524	$4,842	$34,128,073	$(35,668,229)	$(1,535,314)

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity/ (Deficit)
Balance, January 1, 2025	46,816,114	$4,682	$32,768,976	$(32,259,946)	$513,712
Stock compensation expense	-	-	19,343	-	19,343
Net loss	-	-	-	(746,128)	(746,128)
Balance, March 31, 2025	46,816,114	$4,682	$32,788,319	$(33,006,074)	$(213,073)
Stock compensation expense	-	-	23,201	-	23,201
Issuance of common stock for services provided	10,364	1	14,999	-	15,000
Net loss	-	-	-	(649,689)	(649,689)
Balance, June 30, 2025	46,826,478	$4,683	$32,826,519	$(33,655,763)	$(824,561)

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(896,067)	$(1,395,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	48,454	38,403
Stock-based compensation	65,017	42,544
Non-cash interest expense	288,545	-
Provision for credit losses	-	12,525
Provision for inventory obsolescence	-	9,119
Vendor expense settled in shares	39,000	15,000
Amortization of operating lease right of use assets	38,344	34,905
Changes in operating assets and liabilities:
Accounts receivable, net	(605,904)	(84,760)
Inventory, net	(55,757)	(24,493)
Prepaid expenses and other current assets	(51,512)	108,515
Accounts payable	127,017	93,694
Accrued expenses	125,254	22,154
Deferred revenue	(105,882)	1,425,000
Operating lease liabilities	(37,256)	(32,598)
Net cash provided by (used in) operating activities	(1,020,747)	264,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(253,874)	(231,551)
Net cash used in investing activities	(253,874)	(231,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable issuance	1,175,000	-
Net cash provided by financing activities	1,175,000	-

NET INCREASE (DECREASE) IN CASH	(99,621)	32,640
Cash, beginning of period	548,946	283,714
Cash, end of period	$449,325	$316,354

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest expense	$1,613	$2,328

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for cashless option exercise	$21	$-

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

Note 2 – Liquidity and Summary of Significant Accounting Policies

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021, CMS issued an NCD mandating national reimbursement coverage for Aurix when used in chronic non-healing wounds where a clinical diagnosis of diabetes exists for the patient. During the year ended December 31, 2025, we received an upfront distribution fee of $1.5 million from Smith+Nephew in conjunction with the private label distribution agreement (See Note 4 – Distribution Agreement with Smith+Nephew). We also sold 527,612 shares of common stock to certain accredited investors pursuant to a Security Purchase Agreement which closed on July 30, 2025 and received $113,541 from the exercise of options. On December 31, 2025, we received pre-funded proceeds of $500,000 related to the issuance of secured notes payable which officially closed in January 2026 in the total amount of $1,000,000 upon the receipt of an additional $500,000 in note proceeds. In May 2026, we received $675,000 for the issuance of additional secured notes payable in an interim funding. Additionally, we received an additional $50,000 distribution fee in January 2026 in conjunction with an amendment to the distribution agreement.

We have incurred, and continue to incur, recurring losses.  As of June 30, 2026, we have an accumulated deficit of approximately $35.7 million and cash of approximately $0.4 million.

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

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at June 30, 2026 and December 31, 2025 is listed below.

	June 30, 2026	December 31, 2025

Customer A	17%	19%

Revenue from significant customers exceeding 10% of total revenues for the three and six months ended June 30, 2026 and June 30, 2025 is listed below.  All our revenue for both periods was generated within the U.S.

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Customer A	26%	11%	25%	-
Customer B	17%	-	10%	-
Customer C	*	11%	-	15%
Customer D	*	10%	-	14%
Customer E	*	-	-	11%

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

Accounts Receivable, net

We generate accounts receivable from the sale of the Aurix products and sales made to Smith+Nephew under the Distribution Agreement. Accounts receivable as of June 30, 2026 and December 31, 2025 reflect customer receivables from commercial sales activities.

We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. We estimate credit losses expected over the life of our trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for credit losses when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. For the three-month and six-month periods ending June 30, 2026, we recorded no provision for credit losses. For the three-month and six-month periods ending June 30, 2025, we recorded provisions for credit losses of zero and $12,525, respectively. As of June 30, 2026 and December 31, 2025, the allowance for credit losses was approximately $90,000.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of June 30, 2026, our inventory consisted of approximately $185,000 of finished goods inventory and approximately $85,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2025, our inventory consisted of approximately $139,000 of finished goods inventory and approximately $75,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we record the associated expense for this reserve to cost of sales in the consolidated statements of operations. For the three-month and six-month periods ending June 30, 2026, we recorded no provision for inventory obsolescence.  For the three-month and six-month periods ending June 30, 2025, we recorded a provision for inventory obsolescence of zero and $9,119, respectively. We maintained a reserve for inventory obsolescence as of June 30, 2026 and December 31, 2025 of $10,000.

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

For the three months ended June 30, 2026, total product revenues are disaggregated between Aurix and Private Label kits of approximately $1,619,000 and Private Label centrifuge devices of approximately $72,000, respectively. For the six months ended June 30, 2026, total product revenues are disaggregated between Aurix and Private Label kits of approximately $2,766,000 and Private Label centrifuge devices of approximately $149,000, respectively.

Our distribution agreement with Smith+Nephew (See Note 4 – Distribution Agreement with Smith + Nephew for additional information) provides for an upfront distribution fee which will be recognized as revenue ratably on a straight-line basis over the initial 5-year term of the agreement.  As of June 30, 2026, the total fees applicable to the remaining performance obligations are approximately $1.17 million and will be fully recognized as of March 31, 2030.  The sale to Smith+Nephew of the private label Aurix product is a bill and hold arrangement whereby Nuo is responsible for the fulfillment of Smith+Nephew customer orders.  Revenue recognition under bill and hold arrangements occurs when control of the goods transfers to the customer (Smith+Nephew).  The satisfaction of certain criteria are required to demonstrate the customer has obtained control of the goods.  All of the criteria are satisfied and therefore revenue recognition is considered appropriate.

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

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
Risk free rate	4.17	-	4.19%	4.06%
Weighted average expected years until exercise	5.5			5.5
Expected stock volatility	75%			75%
Dividend yield	-			-

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

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in the three and six months ended June 30, 2026 and 2025.

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

Debt - Election of Fair Value Option

We have elected to account for the Secured Promissory Notes issued in the first and second quarters of 2026 (see Note 6 - Secured Promissory Notes for further information) under the fair value option.  Accordingly, we recorded the Secured Promissory Notes at their fair values on the date of issuance and will remeasure the fair value at each subsequent balance sheet date with the change being recognized through other income (expense) in the statement of operations. All unpaid accrued interest is included in the determination of fair value and changes thereto. All debt issuance costs related to the Secured Promissory Notes accounted for at fair value are expensed as incurred.

Debt Modifications and Extinguishments

We evaluate amendments, refinancing, or modifications of our debt arrangements to determine whether the transaction should be accounted for as a modification or an extinguishment of the existing debt. This determination is based on a comparison of the present value of the cash flows under the terms of the new debt instrument with the present value of the remaining cash flows under the terms of the original debt instrument (commonly referred to as the 10% test).  When the difference between the present value of the old and new cash flows is less than 10%, the transaction is accounted for as a modification (continuation) of the existing debt.

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

All of our potential dilutive securities are considered anti-dilutive for the six months ended June 30, 2026 and 2025. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Shares underlying:

Common stock options	2,885,790	3,334,958
Stock purchase warrants	361,665	200,000
Performance shares	-	300,000
	3,247,455	3,834,958

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

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are assessing the effect of this update on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification 606. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated results of operations, financial position, or cash flows.

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025

Medical equipment	$1,008,842	$758,527
Office/warehouse equipment	54,567	51,008
Warehouse/production equipment	75,084	75,084
	1,138,493	884,619
Less accumulated depreciation	(566,758)	(518,304)
Property and equipment, net	$571,735	$366,315

Depreciation expense was $26,198 (of which $20,021 was charged to cost of goods sold) and $23,056 (of which $18,543 was charged to cost of goods sold), respectively, for the three months ended June 30, 2026 and 2025.  Depreciation expense was $48,454 (of which $38,564 was charged to cost of goods sold) and $38,403 (of which $29,753 was charged to cost of goods sold), respectively, for the six months ended June 30, 2026 and 2025.  None of our long-lived assets were deemed to be impaired during the six months ended June 30, 2026 and 2025.

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

Effective January 1, 2026, we entered into an amendment to the agreement to add certain expansion kits in connection with the Private Label product for which we received an upfront fee of $50,000. As consideration for entering into the original agreement, we received an upfront fee of $1.5 million, and we are eligible for an additional $750,000 in milestone fees based on our establishment and maintenance of reimbursement in certain categories for the Aurix and the private label products. Such fees will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the agreement if we do not comply with certain terms and conditions. The $1.5 million distribution fee and January 2026 fee under the amendment are being recognized on a pro rata basis over the initial term of the agreement, and the unearned distribution fee is treated as deferred revenue.  During the three and six months ending June 30, 2026, we recognized $77,941 and $155,882 of revenue under the amended agreement.

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

Note 5 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of June 30, 2026 and December 31, 2025:

Description	June 30, 2026	December 31, 2025

2022 sales incentive warrants	-	200,000
Stock purchase warrants	361,665	-
Total	361,665	200,000

During the six months ended June 30, 2026 in connection with the issuance of secured notes payable (See Note 6 – Secured Promissory Notes), we issued a series of warrants to purchase up to 361,665 shares of common stock at an exercise price of $1.50 per share and expiring January 23, 2031. The issued warrants consisted of (i) 148,000 immediately vested commitment, origination and capital warrants issued in January upon the initial closing (the "Original Warrants"), (ii) an additional 120,125 immediately vested commitment, origination, and capital warrants issued in May upon an interim funding (the "Interim Warrants"), (iii) 56,875 unvested origination and capital warrants that will vest in the event of Second Funding on September 30, 2026 (the " Contingent Warrants"), and (iv) up to 36,665 contingent prepayment fee warrants (the "Prepayment Warrants") that will vest in different amounts only in the event of a voluntary or mandatory prepayment that occurs (a) before December 31, 2026 or (b) on or after December 31, 2026 but before December 31, 2027.  The number of Interim Warrants reflects a net reduction of 250 shares to account for a $50,000 decrease in the commitment amount of two of the Lenders since the Initial Funding.  In addition, upon the Interim Funding, we cancelled, as previously issued to the four Lenders in the Initial Funding, securities representing (i) unvested origination and capital warrants which would vest upon a Second Funding and exercisable for an aggregate of 105,000 shares, and (ii) unvested original prepayment warrants exercisable for an aggregate of up to 29,332 shares.  The cancelled warrants were replaced by the Contingent Warrants and the Prepayment Warrants discussed above.

The Original Warrants have a fair value at the date of issuance of $149,635 while the Interim Warrants have a fair value of $63,660 at their May 2026 date of issuance. Both fair value calculations are based on a Black-Scholes option pricing model where the inputs to calculation were our underlying stock price, the $1.50 exercise price of the warrants, an expected volatility of 75%, the five-year term of the warrants, and the risk-free interest rate corresponding to the term of 3.74% and 4.15% for the January and May issuances, respectively.  The allocation of proceeds from the debt transaction to the warrants based on their fair value resulted in a debt discount and was immediately expensed as interest expense due to our election to carry the debt at fair value.

The 200,000 sales incentive warrants outstanding at December 31, 2025 were legally cancelled upon the January 2026 determination date as the sales milestones were not achieved.

Note 6 – Secured Promissory Notes

As previously disclosed in Note 2 - Liquidity and Summary of Significant Accounting Policies, we received $500,000 in proceeds from the pre-funding of loans on December 31, 2025, an additional $500,000 in funding proceeds upon the initial closing in January 2026, and an additional $675,000 in proceeds upon the closing of an interim funding in May 2026.  On January 21, 2026, we entered into a Loan and Security Agreement (the “Loan Agreement”) with four lenders (collectively, the “Initial Lenders”), including an original loan amount of $200,000 from a related party and a director of Nuo. The Loan Agreement provided for loans in an aggregate principal amount of up to $1.6 million with (a) $1.0 million funded as of the initial closing date (the “Initial Funding”) and (b) $600 thousand to be funded, if requested in advance by us and subject to closing conditions, on September 30, 2026 (the “Second Funding”). The closing of the Initial Funding occurred on January 23, 2026. On May 29, 2026, the Loan Agreement was amended (the “Loan Agreement Amendment”) to add a fifth lender (together with the Initial Lenders, the “Lenders”), increase the aggregate principal amount available under the loan to $2.0 million, and establish an interim funding of $675,000 which occurred upon the closing on May 29, 2026 (the “Interim Funding”).  The loan amount from the related party increased to $300,000.  Management evaluated the amendment and accounted for it as a modification.

At the closing of the Initial Funding and Interim Funding, we issued Secured Promissory Notes (each, an “Initial Note” or “Interim Note”) to the Lenders and upon any Second Funding, we will issue an additional Secured Promissory Note (each, if any, a “Second Note”). The Initial Note initially bore interest at an annual rate of 10%. Concurrent with the Interim Funding, the interest rate on the Initial Notes increased to an annual rate of 12%, the interest rate at issuance of the Interim Notes was also 12%, and the interest rate of the Second Notes will also be 12%, if issued, upon a Second Funding.

The maturity date of each Initial Note and Interim Note and any Second Note is December 31, 2028 (the “Maturity Date”).

In connection with the issuance of the secured notes payable at the Initial and Interim Fundings, we issued up to 361,665 warrants to purchase common shares of common stock at an exercise price of $1.50 per common share. (See Note 5 – Stock Purchase Warrants for further information).  The 148,000 vested warrants issued at the Initial Funding had a fair value of $149,635 and the additional 120,125 vested warrants issued at the Interim Funding had a fair value of $63,660. Both issuances created a debt discount that was amortized immediately as additional interest expense.

Interest on the Initial and Interim Notes and, if any, the Second Notes (together, the “Notes”) will be payable in warrants and not in cash. Interest on the Notes will be payable and issued at the Maturity Date or earlier upon certain prepayments. Interest on the Notes will accrue on a quarterly calendar basis without regard to partial quarters. The Notes are interest only through December 31, 2026. The principal on the Notes is repayable in cash in equal quarterly installments on the last business day of each calendar quarter commencing March 31, 2027 and continuing to the Maturity Date.

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

In addition, the Loan Agreement, as amended and restated, mandates the prepayment of the Notes in the event of (i) an equity financing of at least $5 million, (ii) certain changes in control as defined in the Loan Agreement, or (iii) a default by Nuo. In the event of such an equity financing or change in control, we have agreed to repay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 2.75% of the then outstanding principal balance if such event occurs before December 31, 2026 and 1.5% of the then outstanding principal balance if such event occurs on or after December 31, 2026 but before December 31, 2027, with no prepayment fee applicable if such event occurs on or after December 31, 2027. In the event of a default, we have agreed to repay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 2.75% of the then outstanding principal balance. The prepayment fee, if any, is payable in warrants, and not in cash, that will vest in the event of a mandatory prepayment.

The Notes are secured by a lien upon and security interest in all of the Company’s assets, including intellectual property. The Loan Agreement, as amended and restated, contains customary representations, warranties, and covenants.

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

Issuance of Common Stock for Vendor Services Rendered

During the six months ended June 30, 2026, we issued 28,672 shares of common stock in exchange for services rendered from a vendor totaling $39,000.

Stock-Based Compensation

In July 2016, the Board of Directors approved the 2016 Omnibus Incentive Plan (the “Plan”), and in November 2016, holders of a majority of our capital stock approved the Plan, as amended and restated, which provides for the grant of equity and cash incentive awards to officers, directors and employees of, and consultants to, Nuo Therapeutics and its subsidiaries. Further, in March 2022, the Board approved an amendment to the Plan to increase the shares available to 4,250,000 and remove an annual evergreen provision, which was approved by the holders of a majority of our outstanding common stock and which became effective in June 2022. The Plan provided for a duration of ten years and, accordingly, our ability to issue new stock options and other awards under the Plan ended on July 1, 2026.

A summary of stock option activity under the Plan during the six months ended June 30, 2026 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2026	2,380,582	$0.73	5.84
Granted	1,125,000	1.13	10.0
Exercised	(502,500)	0.67	-
Forfeited or expired	(117,292)	1.05	-
Outstanding at June 30, 2026	2,885,790	$0.88	7.63
Exercisable at June 30, 2026	1,689,957	$0.72	6.09

During the six months ended June 30, 2026, 1,125,000 stock options were granted to senior management, members of the board of directors, and employees of which (i) 90,000 were granted with vesting occurring on the one-year anniversary of the grant, (ii) 760,000 were granted pursuant to a three-year vesting schedule, and (iii) 275,000 options contained vesting provisions through December 31, 2028 pursuant to the achievement of either certain commercial sales targets for the years ended December 31, 2026 and 2027 or certain reimbursement coverage milestones. The fair value of the employee options vesting over the three-year vesting schedule was approximately $430,000 while the performance-based options had a fair value of approximately $222,700. Fair value of the options granted to senior management and members of the board of directors was $188,000.

During the six months ended June 30, 2026, 502,500 options were exercised on a cashless basis resulting in the issuance of 210,813 shares of common stock. The aggregate intrinsic value for outstanding and exercisable options as of June 30, 2026 was approximately $534,000 and $522,000 respectively. During the six months ended June 30, 2025, 176,000 stock options were granted to employees and a third-party consultant. The fair value of the options to vest over three years was approximately $165,700.

For the three months ended June 30, 2026 and 2025, we recorded stock-based compensation expense of $41,490 and $23,201, respectively. For the six months ended June 30, 2026 and 2025, we recorded stock-based compensation expense of $65,017 and $42,544, respectively. As of June 30, 2026, there was approximately $959,000 of unrecognized compensation cost related to the non-vested stock options of which $736,300 is expected to be recognized prior to year-end 2029 while the recognition of approximately $222,700 is subject to the achievement of the performance based vesting provisions.

Note 8 - Fair Value

Our consolidated balance sheets include various financial instruments (primarily cash, accounts receivable and accounts payable and accrued expenses) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We elected to account for the secured notes payable under the fair value option. The fair value of the secured notes payable is calculated using unobservable Level 3 inputs.  At the date of issuance and June 30, 2026, the fair value of the secured notes is deemed to be equivalent to the face value of the loan plus accrued interest as the terms of the loan including maturity and interest rate are considered market based.  We have no other financial assets or liabilities measured at fair value on a recurring basis.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We had no financial assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2026 or December 31, 2025.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We had no non-financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2026 or December 31, 2025.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property and equipment and operating lease right of use assets, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No impairment was recognized during the six months ended June 30, 2026 or 2025.

The following table presents our liabilities measured at fair value as of June 30, 2026:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Notes payable	$-	$-	$1,436,250
Notes payable - related party	-	-	314,000
Total liabilities	$-	$-	$1,750,250

The following table presents changes in the fair value of our Level 3 liabilities for the six months ending June 30, 2026:

	Notes Payable	Notes Payable - Related Party	Total Notes Payable

Balance at December 31, 2025	$-	$-	$-
Notes payable at issuance	1,375,000	300,000	1,675,000
Change in fair value	61,250	14,000	75,250
Balance at June 30, 2026	$1,436,250	$314,000	$1,750,250

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

Our CODM is Nuo's Chief Executive and Financial Officer, David E. Jorden. The CODM uses net loss, as reported in our consolidated statements of operations, in evaluating the performance of the segment and determining how to allocate our resources as a whole. The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table presents the operating results of the segment:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$1,768,986	$700,202	$3,071,101	$1,184,583
Less significant segment expenses:
Aurix cost of sales (excluding provision for inventory obsolescence and applicable depreciation expense)	321,897	140,807	574,508	241,499
Private label cost of sales	257,042	-	438,275	-
Total compensation and benefit costs (including third party commission expense)	823,373	645,902	1,654,143	1,208,809
Provisions for credit losses and inventory obsolescence	-	-	-	21,644
All other operating expenses (excluding depreciation and credit loss provision) (a)	446,136	501,604	865,378	993,948
Other segment items:
Depreciation, amortization of right of use assets, and stock-based compensation	87,090	63,911	151,815	115,852
Interest expense (income), net	114,066	(1,153)	289,348	442
Other expense (income), net	(3,017)	(1,180)	(6,299)	(1,794)
Consolidated net loss	$(277,601)	$(649,689)	$(896,067)	$(1,395,817)

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

Total operating lease costs were approximately $30,400 and $28,500 for the three months ended June 30, 2026 and 2025, respectively, and approximately $59,000 and $57,500 for the six months ended June 30, 2026 and 2025, respectively. Operating lease costs consist solely of base rental and common area maintenance costs.   We have no financing leases.

Future undiscounted cash flows under this lease are:

2026	$41,353
2027	21,284
Total operating lease payments	62,637

Discount factor	(2,547)
Present value of operating lease liabilities	60,090
Current portion of operating lease liabilities	(60,090)
Non-current portion of operating lease liabilities	$-

Note 11 – Subsequent Events

Issuance of Common Stock for Vendor Services Rendered

Subsequent to June 30, 2026, we issued 15,253 shares of common stock in exchange for services rendered from a vendor totaling $33,000.

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

Special Note Regarding Forward Looking Statements

Certain statements, other than purely historical information in this Quarterly Report (including this section) constitute “forward-looking statements”. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the SEC, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●	our limited revenue base and sources of working capital;
●	our limited operating experience;
●	our ability to continue as a going concern
●	the dilutive impact of raising additional equity or debt;
●	our ability to timely and accurately report our financial results and prevent fraud if we are unable to maintain effective disclosure and internal controls;
●	acceptance of our product by the medical community and patients;
●	our ability to obtain adequate reimbursement from third-party payors;
●	our ability to contract with healthcare providers;
●	our ability to protect our intellectual property;
●	our compliance with governmental regulations;
●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs; the interruption in our supply chain for a reagent component of Aurix and our ability to remedy the supply outage in a sufficient and timely manner;
●	our ability to successfully sell and market the Aurix System;
●	our ability to perform under and realize sales and related benefits from our distribution agreement with Smith+Nephew as well as its ability to market and sell its private label Aurix product;
●	the fees, minimum purchase commitments, and expenses and costs associated with our distribution agreement with Smith+Nephew;
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

Although the FDA cleared the Aurix System for marketing for wound care management in 2007 under Section 510(k) of the FDCA, economically viable reimbursement in the commercial market for the product only became viable with CMS's issuance of the NCD in 2021.  For 2026, the CMS national average reimbursement rate for the Aurix System is $2,108 per treatment in place of service ("POS") 22 (hospital outpatient departments), which we believe provides appropriate payment to facilities for product usage.  For 2027, the proposed payment in POS 22 is $2,360 pursuant to the proposed Outpatient Prospective Payment System (“OPPS”) covering Medicare payments in hospitals and ambulatory surgery centers.

In 2023 and 2024, we submitted public comments to CMS as part of its annual rule-making procedures under the Physician Fee Schedule ("PFS") for payments to clinicians in primarily POS 11 (physician offices) in both 2023 and 2024.  In November 2024, CMS issued its final PFS for calendar 2025 and established a national average payment of $890.  In response to this final rule which removed the payment amount discretion from the MACs within POS 11, the Aurix System became economically viable within the physician office care setting effective January 1, 2025.  For 2026, the CMS national average reimbursement rate for the Aurix System is $1,064 per treatment in POS 11 (private offices).

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

As of June 30, 2026, we had established contractual relationships with more than 200 third-party entities and individual representatives. The number of sales agent representatives may continue to expand modestly in the months ahead, but the current focus is broadening commercial customer relationships with wound care providers operating in private office settings while continuing to engage with hospitals and hospital systems regarding expanded POS 22 usage while ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 NCD.

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

Supply and Manufacturing

We outsource the manufacturing of various Aurix product components to contract manufacturers. While we believe these manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the components needed to satisfy customer demand.

While most of the components of Aurix are generally readily available on the open market, a reagent used for Aurix - bovine thrombin (Thrombin-JMI or “TJMI”) - is available solely through Pfizer, with which we have a long-standing supply agreement. Historically, we have used single suppliers for several components of the Aurix product line; however, when feasible, we obtain alternative suppliers of components, such as in 2025 when we established a dual supply for an ascorbic acid reagent component of Aurix.

In Spring 2026, we became aware that Pfizer was experiencing challenges regarding regular uninterrupted supply of commercially available TJMI. Our understanding has been that the TJMI supply challenges related to a diluent co-packaged with the lyophilized thrombin vial in the TJMI product. We use only the lyophilized thrombin (not the diluent) as a component in the Aurix reagent kit. Nonetheless, in late June 2026, Pfizer notified us that TJMI would be unavailable with recovery expected in early 2027.

We had previously been addressing the potential unavailability of TJMI in whole or in part via possible alternative supply arrangements. Upon notice of TJMI outage in late June 2026, we initiated contact with an FDA drug shortage group to discuss possible mitigation approaches to an impending Aurix shortage. In addition, we remain engaged with Pfizer on supply to us of bulk lyophilized thrombin in different packaging configurations with potential availability prior to 2027. There can be no assurance as to when or whether the supply of TJMI will resume, in its original or different packaging configurations, or whether the supply of TJMI will resume at preexisting levels.  Further, upon a resumption of its supply, Pfizer may unilaterally raise the price or alter its allocation of TJMI to its customers including us or may decline to renew or may terminate the supply agreement.

Due to the TJMI supply chain interruption, the Aurix branded and the Private Label products entered a temporary out-of-stock situation in early August. While we have mitigated the thrombin supply outage as of the filing date of the Quarterly Report with an alternative supply for at least the short term, we are continuing to pursue longer-term alternative approaches, supplies, and suppliers of thrombin to use in the Aurix product line. These alternatives include seeking FDA regulatory relief, utilizing human recombinant thrombin, and establishing sources of supply from outside the United States. Despite our efforts, we may be unable to obtain, utilize, or establish these alternatives in the long term, or at all, at prices or quality levels that are acceptable to us or that meet applicable regulatory clearance or approval requirements, including import and customs requirements. If these alternative approaches are insufficient or untimely, or if the TJMI supply chain interruption is more than temporary, our ability to supply Aurix to customers directly and through distributors would be disrupted and our Aurix commercialization efforts and operating results would be adversely affected.

If a temporary or permanent interruption in the supply of any other reagent were to occur, or the manufacturing costs charged by any supplier exceed what we can reasonably afford, we would have to seek alternative sources of supply. There is no assurance we would be able to identify a suitable second source of supply or do so without significant delay. Despite our efforts to maintain an adequate supply of inventory, the loss a supplier or its inability to provide us with an adequate supply of a reagent could cause delay in manufacture of our product, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

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

Comparison of Three Months Ended June 30, 2026 and 2025

Revenue and Gross Profit

Total revenues for the three months ended June 30, 2026 totaled approximately $1,769,000 including approximately $78,000 of distribution fee revenue related to the Smith+Nephew distribution agreement as amended. Product revenues for the three months ended June 30, 2026 totaled approximately $1,691,000 in comparison to Aurix only product revenues of approximately $625,000 for the three months ended June 30, 2025 representing an increase of approximately $1,066,000 or approximately 170%. Product revenues associated with the Smith+Nephew private label distribution arrangement recognized during the three months ended June 30, 2026 consisted of (i) centrifuge devices sold to Smith+Nephew and (ii) fulfillment of purchase orders for stocking of Private Label kits. Associated gross profit was approximately $1,170,000 for the three months ended June 30, 2026 in comparison to approximately $541,000 of gross profit in the three months ended June 30, 2025.

The increase in revenues was due primarily to (i) increased Aurix product revenues resulting from an expanding customer base over the past year, (ii) Smith+Nephew related product revenues for centrifuge devices and kits and (iii) distribution fee revenue recognized under the distribution agreement as amended. Aggregate gross margin was approximately 66% for the three months ended June 30, 2026 as compared to approximately 77% for the three months ended June 30, 2025. The gross margin decline was primarily due to (i) the centrifuge devices sold to Smith+Nephew at a near zero gross margin on the transfer price of the devices and (ii) lower product gross margins on sales of Private Label kits to Smith+Nephew resulting from transfer pricing which was partially offset by approximately 4% of gross margin attributable directly to distribution fee revenue having no associated cost.

Operating Expenses

Total operating expenses increased approximately $144,000 to approximately $1,337,000 comparing the three months ended June 30, 2026 to the three months ended June 30, 2025. The increase from the prior year was due primarily to increases in (i) compensation and benefit costs of approximately $67,000 and (ii) third party commission expense of approximately $110,000 for independent sales representatives and distributors resulting from increased Aurix product revenues which was partially offset by a decrease in professional fees of approximately $78,000 primarily as the costs associated with prior year SEC registration expenses were absent in the current year period.

Other Income (Expense)

Interest income (expense), net for the three months ended June 30, 2026 primarily represents (i) $50,250 of non-cash interest expense on the secured notes payable and (ii) $63,660 of debt discount amortization considered interest expense due to our election of the fair value option while other income (expense) for the three months ended June 30, 2025 was nominal.

Comparison of Six Months Ended June 30, 2026 and 2025

Revenue and Gross Profit

Total revenues for the six months ended June 30, 2026 totaled approximately $3,071,000 including approximately $156,000 of distribution fee revenue related to the Smith+Nephew distribution agreement as amended. Product revenues for the six months ended June 30, 2026 totaled approximately $2,915,000 in comparison to Aurix only product revenues of approximately $1,110,000 for the six months ended June 30, 2025 representing an increase of approximately $1,806,000 or approximately 163%. Product revenues associated with the Smith+Nephew private label distribution arrangement recognized during the six months ended June 30, 2026 consisted of (i) centrifuge devices sold to Smith+Nephew and (ii) fulfillment of purchase orders for stocking of Private Label kits. Associated gross profit was approximately $2,020,000 for the six months ended June 30, 2026 in comparison to approximately $904,000 of gross profit in the six months ended June 30, 2025.

The increase in revenues was due primarily to (i) increased Aurix product revenues resulting from an expanding customer base over the past year, (ii) Smith+Nephew related product revenues for centrifuge devices and kits and (iii) distribution fee revenue recognized under the distribution agreement as amended. Aggregate gross margin was approximately 66% for the six months ended June 30, 2026 as compared to approximately 76% for the six months ended June 30, 2025. The gross margin decline was primarily due to (i) the centrifuge devices sold to Smith+Nephew at a near zero gross margin on the transfer price of the devices and (ii) lower product gross margins on sales of Private Label kits to Smith+Nephew resulting from transfer pricing which was partially offset by approximately 5% of gross margin attributable directly to distribution fee revenue having no associated cost.

Operating Expenses

Total operating expenses increased approximately $331,000 to approximately $2,633,000 comparing the six months ended June 30, 2026 to the six months ended June 30, 2025. The increase from the prior year was due primarily to increases in (i) compensation and benefit costs of approximately $179,000 and (ii) third party commission expense of approximately $246,000 for independent sales representatives and distributors resulting from increased Aurix product revenues which was partially offset by a decrease in professional fees of approximately $152,000 primarily as the costs associated with finalization of the Smith+Nephew distribution agreement and SEC registration expenses were absent in the current year period.

Other Income (Expense)

Interest income (expense), net for the six months ended June 30, 2026 primarily represents (i) $75,250 of non-cash interest expense on the secured notes payable and (ii) $213,295 of debt discount amortization considered interest expense due to our election of the fair value option while other income (expense) for the six months ended June 30, 2025 was nominal.

Liquidity and Capital Resources

Overview

As of June 30, 2026, we had cash balances of approximately $0.4 million, total current assets of approximately $2.0 million and total current liabilities of approximately $1.6 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2025, and 2024, we incurred net losses of approximately $2.5 million and $2.3 million, respectively. As of June 30, 2026, our accumulated deficit was approximately $35.7 million and our stockholders’ deficit was approximately $1.5 million.

In January 2026, we received funding proceeds from the issuance of secured notes payable of $500,000 in addition to $500,000 of proceeds which were pre-funded on December 31, 2025. The total amount of notes payable at the initial closing was $1,000,000. In May 2026, we received additional proceeds of $675,000 from the issuance of secured notes payable in an interim funding.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows provided by/(used in) operating activities	$(1,020,747)	$264,191
Cash flows used in investing activities	$(253,874)	$(231,551)
Cash flow provided by financing activities	$1,175,000	$-

Operating Activities

Cash used in operating activities for the six months ended June 30, 2026 of approximately $1,021,000 primarily reflects our net loss of approximately $896,000 adjusted by (i) approximately $604,000 net change in operating assets and liabilities and partially offset by (ii) non-cash interest expense and amortization of debt discount on notes payable issued of approximately $289,000, and (iii) approximately $191,000 in total for amortization of right of use assets, depreciation of property and equipment, stock-based compensation, and vendor expense settled in shares of common stock.

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

Investing Activities

Cash used in investing activities for the six months ended June 30, 2026 and 2025 primarily represents approximately $250,000 and $220,000, respectively in capital expenditures for the purchase of centrifuge devices.

Financing Activities

For the six months ended June 30, 2026, we received an additional $500,000 in loan proceeds under the secured notes payable after $500,000 of proceeds were pre-funded on December 31, 2025 and a further $675,000 in loan proceeds from an interim funding in May 2026. We did not have any financing activities for the six months ended June 30, 2025.

Amended and Restated Loan and Security Agreement

Loan Agreement

On May 29, 2026, the Company entered into an Amended and Restated Loan and Security Agreement (the “Interim Loan Agreement”) with five lenders (collectively, the “Lenders”), including Scott Pittman, a director of the Company. The Interim Loan Agreement amended and restated the Loan and Security Agreement (the “Initial Loan Agreement”) dated as of January 21, 2026 entered into between the Company and four of the Lenders, including Mr. Pittman.

The Interim Loan Agreement provided for a $400,000 increase in the aggregate commitment of the Lenders and an adjustment of their funding amounts such that their loans totaled an aggregate principal amount of up to $2.0 million with (a) $1,000,000 previously funded on the January 23, 2026 initial closing date (the “Initial Funding”), (b) $675,000 funded on the interim closing date (the “Interim Funding”), and (c) $325,000 to be funded, if requested in advance by the Company and subject to closing conditions, on September 30, 2026 (the “Second Funding”). The closing of the Interim Funding occurred on May 29, 2026.

At the closing of the Interim Funding, the Company issued a Secured Promissory Note (each, an “Interim Note”) to each of the Lenders and upon any Second Funding, the Company will issue an additional Secured Promissory Note (each, if any, a “Second Note”). The Interim Notes bear interest at an annual rate of 12%. If the Company requests a Second Funding, the Second Notes will also bear interest at an annual rate of 12%. In addition, pursuant to the Interim Loan Agreement, the interest rate of Initial Notes previously issued pursuant to the Initial Loan Agreement increased from 10% to an annual rate of 12% upon the Interim Funding.

The maturity date of the Initial Notes previously issued, the Interim Notes, and any Second Notes is December 31, 2028 (the “Maturity Date”).

Interest on the Initial Notes, the Interim Notes, and, if any, the Second Notes (together, the “Notes”) will be payable in Interest Warrants as described below, and not in cash. Interest on the Notes will be payable and issued at the Maturity Date (or earlier upon certain prepayments as described below). Interest on the Notes will accrue on a quarterly calendar basis without regard to partial quarters.

The Notes are interest only through December 31, 2026. The principal on the Notes is repayable in cash in equal quarterly installments on the last business day of each calendar quarter commencing March 31, 2027 and continuing to the Maturity Date.

The Company may, at its option on the last business day of a calendar quarter commencing December 31, 2026, voluntarily prepay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 1.5% of the then outstanding principal balance if the Notes are prepaid on or after December 31, 2026 but before December 31, 2027, with no prepayment fee applicable to such prepayments on or after December 31, 2027. The prepayment fee, if any, is payable in Prepayment Restated Warrants as described below, and not in cash, that will vest in the event of a voluntary prepayment.

In addition, the Interim Loan Agreement mandates the prepayment of the Notes in the event of (i) an equity financing of at least $5 million, (ii) certain changes in control as defined in the Interim Loan Agreement, or (iii) a default by the Company. In the event of such an equity financing or change in control, the Company has agreed to repay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 2.75% of the then outstanding principal balance if such event occurs before December 31, 2026 and 1.5% of the then outstanding principal balance if such event occurs on or after December 31, 2026 but before December 31, 2027, with no prepayment fee applicable if such event occurs on or after December 31, 2027. In the event of a default, the Company has agreed to repay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 2.75% of the then outstanding principal balance. The prepayment fee, if any, is payable in Prepayment Restated Warrants as described below, and not in cash, that will vest in the event of a mandatory prepayment.

The Notes are secured by a lien upon and security interest in all of the Company’s assets, including intellectual property.

Warrants

On May 29, 2026, the closing date of the Interim Funding, and pursuant to the Interim Loan Agreement, the Company (a) issued to each Lender warrants, a portion of which are subject to vesting provisions, to purchase shares of the Company’s common stock, (b) cancelled certain warrants previously issued pursuant to the Initial Funding, and (c) again agreed to issue additional warrants to each Lender in the Interim Funding to purchase shares of the Company’s common stock as payment for accrued interest under the Notes.

The securities issued by the Company at the closing of the Interim Funding consisted of: (i) warrants representing a fee of 0.75% of each Lender’s revised, as applicable, commitment pursuant to the Interim Loan Agreement (the “Commitment Supplemental Warrants”); (ii) warrants representing a fee of 1.25% of each Lender’s loan amount in the Interim Funding (the “Origination Interim Warrants”); (iii) warrants representing 25% coverage of each Lender’s loan amount in the Interim Funding (the “Capital Interim Warrants”); (iv) warrants representing a fee of 1.25% of each Lender’s loan commitment amount, if any, in a Second Funding, vesting on September 30, 2026 only upon the occurrence of a Second Funding (the “Origination Restated Second Warrants”); (v) warrants representing 25% coverage of each Lender’s loan commitment amount, if any, in a Second Funding, vesting on September 30, 2026 only upon the occurrence of a Second Funding (the “Capital Restated Second Warrants”); and (vi) warrants representing a fee, if any, vesting only in the event of a voluntary or mandatory prepayment as described above and at a percentage as described above of each Lender’s then outstanding principal balance (the “Prepayment Restated Warrants”). In addition as discussed above, warrants are issuable by the Company at the Maturity Date (or earlier upon voluntary or mandatory prepayment as described above) as payment for accrued interest on the Notes (the “Interest Warrants”).

Except as described above, each of the warrants issued and issuable under the Interim Loan Agreement contains similar material terms. The exercise price of each of the warrants is $1.50 per share of the Company’s common stock. The determination of the number of shares issuable upon exercise of each of the warrants is calculated based upon the same $1.50 exercise price. Each of the warrants contains provisions for anti-dilution and certain other adjustments, such as due to stock dividends, stock splits, and reverse stock splits. The expiration date of each warrant is January 23, 2031 (the “Expiration Date”), which is five years from the closing date of the Initial Funding. Subject to the vesting provisions described above, each of the warrants is exercisable at any time, or from time to time up to and including the Expiration Date, by (a) making a cash payment equal to the exercise price multiplied by the quantity of shares, or (b) on a cashless basis by receiving a net number of shares calculated pursuant to the formula set forth in the warrant, provided that the shares issuable upon exercise are not registered for sale under the Securities Act of 1933, as amended.

Accordingly, upon the Interim Funding on May 29, 2026, the Company issued securities representing: (i) Commitment Supplemental Warrants, Origination Interim Warrants, and Capital Interim Warrants (together, the “Interim Warrants”) immediately exercisable for an aggregate of 120,125 shares; (ii) Origination Restated Second Warrants and Capital Restated Second Warrants (together, the “Second Restated Warrants”), vesting upon a Second Funding, exercisable for an aggregate of 56,875 shares, and (iii) Prepayment Restated Warrants, vesting upon a voluntary or mandatory prepayment event as described above, exercisable for an aggregate of up to 36,665 shares. The number of Interim Warrants reflects a net reduction of 250 shares to account for a $50,000 decrease in the commitment amount of two of the Lenders since the Initial Funding. In addition, upon the Interim Funding, the Company cancelled, as previously issued to the four Lenders in the Initial Funding, securities representing (i) Origination Second Warrants and Capital Second Warrants (together, the “Second Warrants”), which had not vested, exercisable for an aggregate of 105,000 shares, and (ii) Prepayment Warrants, which had not vested, exercisable for an aggregate of up to 29,332 shares. Further, the Company has agreed to issue Interest Warrants at the Maturity Date (or earlier upon voluntary or mandatory prepayment as described above) immediately then exercisable for an aggregate of up to 303,667 shares representing the maximum interest payable for the maximum principal amount of $2.0 million potentially funded under the notes and then repaid by the Maturity Date per the terms of the Interim Loan Agreement.

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

Remediation Plan

Beginning in 2022, we have engaged outside consultants to assist with various accounting and financial reporting matters, and we will continue assessing the need for hiring additional internal accounting and third-party financial reporting resources.  As we continue to obtain additional financial resources and continue to increase our operating activity, management, under the oversight of the Audit Committee of the Board of Directors, intends to implement further measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses, namely, to identify and engage, through internal hiring and the use of external third parties, a sufficient complement of accounting and financial reporting resources and to periodically assess the design and operating effectiveness of our internal controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

There are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.	Risk Factors.

Except as described below in this Item 1A, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

We Recently Have Experienced an Interruption in our Supply Chain for a Reagent Component of Aurix that Could Have a Material Adverse Effect on our Business.

We outsource the manufacturing of various Aurix product components to contract manufacturers. While we believe these manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the components needed to satisfy customer demand.

While most of the components of Aurix are generally readily available on the open market, a reagent used for Aurix - bovine thrombin (Thrombin-JMI or “TJMI”) - is available solely through Pfizer, with which we have a long-standing supply agreement. Historically, we have used single suppliers for several components of the Aurix product line; however, when feasible, we obtain alternative suppliers of components, such as in 2025 when we established a dual supply for an ascorbic acid reagent component of Aurix.

In Spring 2026, we became aware that Pfizer was experiencing challenges regarding regular uninterrupted supply of commercially available TJMI. Our understanding has been that the TJMI supply challenges related to a diluent co-packaged with the lyophilized thrombin vial in the TJMI product. We use only the lyophilized thrombin (not the diluent) as a component in the Aurix reagent kit. Nonetheless, in late June 2026, Pfizer notified us that TJMI would be unavailable with recovery expected in early 2027.

We had previously been addressing the potential unavailability of TJMI in whole or in part via possible alternative supply arrangements. Upon notice of TJMI outage in late June 2026, we initiated contact with an FDA drug shortage group to discuss possible mitigation approaches to an impending Aurix shortage. In addition, we remain engaged with Pfizer on supply to us of bulk lyophilized thrombin in different packaging configurations with potential availability prior to 2027. There can be no assurance as to when or whether the supply of TJMI will resume, in its original or different packaging configurations, or whether the supply of TJMI will resume at preexisting levels. Further, upon a resumption of its supply, Pfizer may unilaterally raise the price or alter its allocation of TJMI to its customers including us or may decline to renew or may terminate the supply agreement.

Due to the TJMI supply chain interruption, the Aurix branded and the Private Label products entered a temporary out-of-stock situation in early August. While we have mitigated the thrombin supply outage as of the filing date of the Quarterly Report with an alternative supply for at least the short term, we are continuing to pursue longer-term alternative approaches, supplies, and suppliers of thrombin to use in the Aurix product line. These alternatives include seeking FDA regulatory relief, utilizing human recombinant thrombin, and establishing sources of supply from outside the United States. Despite our efforts, we may be unable to obtain, utilize, or establish these alternatives in the long term, or at all, at prices or quality levels that are acceptable to us or that meet applicable regulatory clearance or approval requirements, including import and customs requirements. If these alternative approaches are insufficient or untimely, or if the TJMI supply chain interruption is more than temporary, our ability to supply Aurix to customers directly and through distributors would be disrupted and our Aurix commercialization efforts and operating results would be adversely affected.

If a temporary or permanent interruption in the supply of any other reagent were to occur, or the manufacturing costs charged by any supplier exceed what we can reasonably afford, we would have to seek alternative sources of supply. There is no assurance we would be able to identify a suitable second source of supply or do so without significant delay. Despite our efforts to maintain an adequate supply of inventory, the loss a supplier or its inability to provide us with an adequate supply of a reagent could cause delay in manufacture of our product, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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

4.1

Form of Interim Warrants (as issued in connection with Loan and Security Agreement dated as of May 29, 2026) (previously filed on June 3, 2026 as Exhibit 4.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference)

4.2

Form of Second Warrants (as issued in connection with Loan and Security Agreement dated as of January 21, 2026) (previously filed on January 26, 2026 as Exhibit 4.2 to the registrant's Current Report on Form 8-K and incorporated by reference herein)

4.3

Form of Second Restated Warrants (as issued in connection with Loan and Security Agreement dated as of May 29, 2026) (previously filed on June 3, 2026 as Exhibit 4.3 to the registrant's Current Report on Form 8-K and incorporated herein by reference)

4.4

Form of Prepayment Warrants (as issued in connection with Loan and Security Agreement dated as of January 21, 2026) (previously filed on January 26, 2026 as Exhibit 4.3 to the registrant's Current Report on Form 8-K and incorporated by reference herein)

4.5

Form of Prepayment Restated Warrants (as issued in connection with Loan and Security Agreement dated as of May 29, 2026) (previously filed on June 3, 2026 as Exhibit 4.4 to the registrant's Current Report on Form 8-K and incorporated herein by reference)

4.6

Form of Interest Warrants (as issuable in connection with Loan and Security Agreement dated as of January 21, 2026) (previously filed on January 26, 2026 as Exhibit 4.4 to the registrant's Current Report on Form 8-K and incorporated by reference herein)

10.1

Amended and Restated Loan and Security Agreement, dated as of May 29, 2026 (previously filed on June 3, 2026 as Exhibit10.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three and six month periods ended June 30, 2026 and 2025, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six month periods ended June 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2026 and 2025 and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: August 14, 2026
	By:	/s/ David E. Jorden
David E. Jorden Chief Executive and Financial Officer
(Principal Executive and Financial Officer)