Form 10-Q
period 2026-09-30
Nuo Therapeutics, Inc.
filed 2026-11-13
CIK 1091596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2026, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 48,585,593.

NUO THERAPEUTICS, INC.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NUO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$80,941	$548,946
Accounts receivable, net	1,410,322	561,667
Inventory, net	330,134	213,761
Prepaid expenses and other current assets	162,667	55,509
Total current assets	1,984,064	1,379,883

Property and equipment, net	704,903	366,315
Operating lease right of use assets	41,238	99,464
Total assets	$2,730,205	$1,845,662

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$756,720	$436,083
Accrued expenses	648,177	493,792
Deferred revenue	380,730	300,000
Current portion of notes payable	515,625	-
Current portion of notes payable – related party	112,500	-
Current portion of operating lease liabilities	40,756	76,410
Total current liabilities	2,454,508	1,306,285

Deferred revenue – long term	951,826	975,000
Notes payable	961,875	300,000
Note payable – related party	210,500	200,000
Non-current portion of operating lease liabilities	-	20,936
Total liabilities	4,578,709	2,802,221

Commitments and contingencies (Note 10)

Stockholders' deficit
Common stock; $0.0001 par value, 100,000,000 shares authorized, 48,573,894 and 48,179,039 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4,857	4,818
Additional paid-in capital	34,239,796	33,810,785
Accumulated deficit	(36,093,157)	(34,772,162)
Total stockholders' deficit	(1,848,504)	(956,559)

Total liabilities and stockholders' deficit	$2,730,205	$1,845,662

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2026	Three Months ended September 30, 2025
Revenue
Product sales	$1,779,563	$957,096
Distribution fee revenue	86,562	75,000
Total revenue	1,866,125	1,032,096

Costs of sales	673,334	406,721
Gross profit	1,192,791	625,375

Operating expenses
Selling, general and administrative	1,567,223	1,165,517
Total operating expenses	1,567,223	1,165,517

Loss from operations	(374,432)	(540,142)

Other income (expense)
Interest income (expense), net	(51,099)	409
Other income	603	1,814
Total other income (expenses)	(50,496)	2,223

Net loss	$(424,928)	$(537,919)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	48,472,374	47,539,384

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months ended September 30, 2026	Nine Months ended September 30, 2025
Revenue
Product sales	$4,694,782	$2,066,679
Distribution fee revenue	242,444	150,000
Total revenue	4,937,226	2,216,679

Costs of sales	1,724,681	687,092
Gross profit	3,212,545	1,529,587

Operating expenses
Selling, general and administrative	4,199,995	3,466,898
Total operating expenses	4,199,995	3,466,898

Loss from operations	(987,450)	(1,937,311)

Other income (expense)
Interest income (expense), net	(340,447)	(33)
Other income	6,902	3,608
Total other income (expenses)	(333,545)	3,575

Net loss	$(1,320,995)	$(1,933,736)

Loss per common share
Basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding
Basic and diluted	48,389,216	47,062,186

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Nine Months Ended September 30, 2026 and 2025

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Deficit
Balance, January 1, 2026	48,179,039	$4,818	$33,810,785	$(34,772,162)	$(956,559)
Stock compensation expense	-	-	23,527	-	23,527
Issuance of common stock for cashless option exercise	99,619	10	(10)	-	-
Issuance of common stock for services provided	10,638	1	17,999	-	18,000
Issuance of warrants in connection with notes payable issuance	-	-	149,635	-	149,635
Net loss	-	-	-	(618,466)	(618,466)
Balance, March 31, 2026	48,289,296	$4,829	$34,001,936	$(35,390,628)	$(1,383,863)
Stock compensation expense	-	-	41,490	-	41,490
Issuance of common stock for cashless option exercise	111,194	11	(11)	-	-
Issuance of common stock for services provided	18,034	2	20,998	-	21,000
Issuance of warrants in connection with notes payable issuance	-	-	63,660	-	63,660
Net loss	-	-	-	(277,601)	(277,601)
Balance, June 30, 2026	48,418,524	$4,842	$34,128,073	$(35,668,229)	$(1,535,314)
Stock compensation expense	-	-	89,238	-	89,238
Issuance of common stock for cashless option exercise	133,181	13	(13)	-	-
Issuance of common stock for services provided	22,189	2	22,498	-	22,500
Net loss	-	-	-	(424,928)	(424,928)
Balance, September 30, 2026	48,573,894	$4,857	$34,239,796	$(36,093,157)	$(1,848,504)

	Common Stock
	Shares	Amount (par $0.0001)	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity/ (Deficit)
Balance, January 1, 2025	46,816,114	$4,682	$32,768,976	$(32,259,946)	$513,712
Stock compensation expense	-	-	19,343	-	19,343
Net loss	-	-	-	(746,128)	(746,128)
Balance, March 31, 2025	46,816,114	$4,682	$32,788,319	$(33,006,074)	$(213,073)
Stock compensation expense	-	-	23,201	-	23,201
Issuance of common stock for services provided	10,364	1	14,999	-	15,000
Net loss	-	-	-	(649,689)	(649,689)
Balance, June 30, 2025	46,826,478	$4,683	$32,826,519	$(33,655,763)	$(824,561)
Issuance of common stock for cash proceeds	527,612	53	791,365	-	791,418
Issuance of common stock for option exercises	283,853	28	113,513	-	113,541
Issuance of common stock for cashless option exercises	231,436	23	(23)	-	-
Stock compensation expense	-	-	19,915	-	19,915
Issuance of common stock for services provided	11,742	1	17,999	-	18,000
Net loss	-	-	-	(537,919)	(537,919)
Balance, September 30, 2025	47,881,121	$4,788	$33,769,288	$(34,193,682)	$(419,606)

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,320,995)	$(1,933,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	89,066	61,551
Stock-based compensation	154,255	62,459
Non-cash interest expense	338,795	-
Provision for credit losses	73,960	41,401
Provision for inventory obsolescence	-	9,119
Vendor expense settled in shares	61,500	33,000
Amortization of operating lease right of use assets	58,226	52,978
Changes in operating assets and liabilities:
Accounts receivable, net	(927,511)	(445,448)
Inventory, net	(116,373)	(60,304)
Prepaid expenses and other current assets	(107,158)	65,208
Accounts payable	320,637	272,469
Accrued expenses	159,281	98,492
Deferred revenue	57,556	1,350,000
Operating lease liabilities	(56,590)	(49,514)
Net cash used in operating activities	(1,215,351)	(442,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(427,654)	(231,551)
Net cash used in investing activities	(427,654)	(231,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of notes payable	1,175,000	-
Net proceeds from issuance of common stock	-	791,418
Net proceeds from option exercises	-	113,541
Net cash provided by financing activities	1,175,000	904,959

NET INCREASE (DECREASE) IN CASH	(468,005)	231,083
Cash, beginning of period	548,946	283,714
Cash, end of period	$80,941	$514,797

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest expense	$1,613	$3,525

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock for cashless option exercise	$34	$23
Offset of accounts receivable against accrued expenses	$4,896	$-

See accompanying notes to unaudited consolidated financial statements.

NUO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

Description of Business

Nuo Therapeutics, Inc. (“Nuo Therapeutics,” the “Company,” “we,” “us,” or “our”) is a Delaware corporation organized in 1998 under the name Informatix Holdings, Inc. In 1999, Autologous Wound Therapy, Inc., an Arkansas Corporation, merged with and into Informatix Holdings, Inc. and the name of the surviving corporation was changed to Autologous Wound Therapy, Inc. In 2000, Autologous Wound Therapy, Inc. changed its name to Cytomedix, Inc. (“Cytomedix”). In 2001, Cytomedix filed for bankruptcy, from which it emerged in 2002 under a Plan of Reorganization. In September 2007, Cytomedix received Section 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the AutoloGel™ System, now known as the Aurix System (“Aurix”), for processing peripheral blood into an autologous platelet rich plasma ("PRP") for wound management. In 2010, Cytomedix acquired the Angel Whole Blood Separation System from Sorin Group USA, Inc. In 2012, Cytomedix acquired Aldagen, Inc. (“Aldagen”), a privately held developmental cell-therapy company. Aldagen remains a non-operational, wholly owned subsidiary of the Company.

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

Note 2 – Liquidity and Summary of Significant Accounting Policies

Liquidity

Since our inception, we have financed our operations by raising debt, issuing equity and equity-linked instruments, and executing licensing arrangements, and to a lesser extent by generating royalties and product revenues.  In mid-2019, we ceased ongoing operational activities as we worked to reach a favorable outcome to Medicare reimbursement coverage for the Aurix System. In April 2021, CMS issued an NCD mandating national reimbursement coverage for Aurix when used in chronic non-healing wounds where a clinical diagnosis of diabetes exists for the patient. During the year ended December 31, 2025, we received an upfront distribution fee of $1.5 million from Smith+Nephew in conjunction with the private label distribution agreement (See Note 4 – Distribution Agreement with Smith+Nephew). We also sold 527,612 shares of common stock to certain accredited investors pursuant to a Security Purchase Agreement which closed on July 30, 2025 and received $113,541 from the exercise of options. On December 31, 2025, we received pre-funded proceeds of $500,000 related to the issuance of secured notes payable which officially closed in January 2026 in the total amount of $1,000,000 upon the receipt of an additional $500,000 in note proceeds. In May 2026, we received $675,000 for the issuance of additional secured notes payable in an interim funding. Subsequent to September 30, 2026, we received $325,000 for the issuance of additional secured notes in a final closing of the total commitments under the note purchase agreement (see Note 11 – Subsequent Events for additional information). Finally, we received an additional $50,000 distribution fee in January 2026 in conjunction with an amendment to the distribution agreement and a $250,000 reimbursement fee milestone in August 2026 upon confirmation of establishment of reimbursement coverage in an additional place of service category.

We have incurred, and continue to incur, recurring losses.  As of September 30, 2026, we have an accumulated deficit of approximately $36.1 million and cash of approximately $0.1 million.

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

We believe based on the operating cash requirements and capital expenditures expected for the next twelve months that our current resources and projected revenue from sales of Aurix products and the Private Label product to Smith+Nephew are insufficient to support our operations for the next 12 months from the date these financial statements are issued.  As such, we believe that substantial doubt about our ability to continue as a going concern exists.  In response to these conditions, management is actively pursuing plans to mitigate these liquidity constraints, which include the October 2026 Second Funding (see Note 11 – Subsequent Events for additional information) and securing additional equity financing; however, there can be no assurance that management's plans will be successful. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Even assuming we succeed in raising sufficient additional funds, we require additional capital and may seek to continue financing our operations with external capital for the foreseeable future.   Any equity financing may cause further substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any additional debt financing may require us to comply with additional onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, market reception of the Company and perceived likelihood of success of our business model, the state of the capital markets at the time of any proposed equity or debt offering, state of the credit markets at the time of any proposed loan financing, and on the relevant transaction terms, among other things. We may not be able to obtain additional capital as required to finance our efforts, through equity or debt financing, other transactions, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim consolidated financial statements as of September 30, 2026, and for the nine months ended September 30, 2026 and 2025. These adjustments are of a normal recurring nature and are consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2025.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned, controlled, and inactive subsidiary Aldagen, Inc. (“Aldagen”). All inter-company accounts and transactions are eliminated in consolidation.  The Company operates its business in one operating segment consisting of one reporting unit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to stock-based compensation, recoverability and depreciable lives of long-lived assets, the fair value of the secured notes under the fair value option, deferred taxes, and associated valuation allowance and allowances for inventory obsolescence and credit losses. Actual results could differ from those estimates.

Credit Concentration

We generate accounts receivable from the sale of our products. Specific customer receivable balances in excess of 10% of total receivables at September 30, 2026 and December 31, 2025 is listed below.

	September 30, 2026	December 31, 2025

Customer A	24%	19%

Revenue from significant customers exceeding 10% of total revenues for the three and nine months ended September 30, 2026 and 2025 is listed below.  All our revenue for both periods was generated within the U.S.

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Customer A	30%	32%	27%	18%
Customer B	*	*	*	10%

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

Accounts Receivable, net

We generate accounts receivable from the sale of the Aurix products and sales made to Smith+Nephew under the Distribution Agreement. Accounts receivable as of September 30, 2026 and December 31, 2025 reflect customer receivables from commercial sales activities.

We provide for an allowance against receivables for estimated losses that may result from a customer’s inability or unwillingness to pay. We estimate credit losses expected over the life of our trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. Accounts are written off against the allowance for credit losses when we determine that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. For the three-month and nine-month periods ending September 30, 2026, we recorded a $73,960 provision for credit losses.  Receivables of approximately $74,000 were written off in the three and nine month periods ending September 30, 2026.  For the three-month and nine-month periods ending September 30, 2025, we recorded provisions for credit losses of $28,876 and $41,401, respectively. As of September 30, 2026 and December 31, 2025, the allowance for credit losses was $95,000 and $90,000, respectively.

Inventory, net

Our inventory is produced by third-party manufacturers and consists of raw materials and finished goods. Inventory cost is determined on a first-in, first-out basis and is stated at the lower of cost or net realizable value. We maintain an inventory of kits, reagents, and other disposables having shelf-lives that generally range from 12 months to two years.

As of September 30, 2026, our inventory consisted of approximately $150,000 of finished goods inventory and approximately $180,000 of raw materials acquired to facilitate the manufacturing of finished goods at our contract manufacturer and our warehouse/distribution facility. As of December 31, 2025, our inventory consisted of approximately $139,000 of finished goods inventory and approximately $75,000 of raw materials.

We provide for an allowance against inventory for estimated losses that may result in excess and obsolete inventory (i.e., from the expiration of products). Our allowance for expired inventory is estimated based upon the inventory’s remaining shelf-life and our anticipated ability to sell such inventory, which is estimated using past experience and future forecasts, within its remaining shelf life. Expired products are segregated and used for demonstration purposes only; we record the associated expense for this reserve to cost of sales in the consolidated statements of operations. For the three-month and nine-month periods ending September 30, 2026, we recorded no provision for inventory obsolescence.  For the three-month and nine-month periods ending September 30, 2025, we recorded a provision for inventory obsolescence of zero and $9,119, respectively. We maintained a reserve for inventory obsolescence as of September 30, 2026 and December 31, 2025 of $10,000.

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

For the three months ended September 30, 2026, total product revenues are disaggregated between Aurix and Private Label kits of approximately $1,591,000 and Private Label centrifuge devices of approximately $189,000, respectively. For the nine months ended September 30, 2026, total product revenues are disaggregated between Aurix and Private Label kits of approximately $4,357,000 and Private Label centrifuge devices of approximately $338,000, respectively. All product revenue is recognized at a point in time.

Our distribution agreement with Smith+Nephew (See Note 4 – Distribution Agreement with Smith + Nephew for additional information) provides for an upfront distribution fee which will be recognized over time as revenue ratably on a straight-line basis over the initial 5-year term of the agreement.  As of September 30, 2026, the total fees applicable to the remaining performance obligations are approximately $1.3 million and will be fully recognized as of March 31, 2030.  The sale to Smith+Nephew of the private label Aurix product is a bill and hold arrangement whereby Nuo is responsible for the fulfillment of Smith+Nephew customer orders.  Revenue recognition under bill and hold arrangements occurs at the point in time when control of the goods transfers to the customer (Smith+Nephew).  The satisfaction of certain criteria is required to demonstrate the customer has obtained control of the goods.

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

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
Risk free rate	4.17	-	4.19%	3.86%	-	4.06%
Weighted average expected years until exercise	5.5			5.5
Expected stock volatility	75%			75%
Dividend yield	-			-

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

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. There were no such items in the three and nine months ended September 30, 2026 and 2025.

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

Debt - Election of Fair Value Option

We have elected to account for the Secured Promissory Notes issued in 2026 (see Note 6 - Secured Promissory Notes for further information) under the fair value option (see Note 8 – Fair Value).  Accordingly, we recorded the Secured Promissory Notes at their fair values on the date of issuance and will remeasure the fair value at each subsequent balance sheet date with the change being recognized as interest expense in the statement of operations. All unpaid accrued interest is included in the determination of fair value and changes thereto. All debt issuance costs related to the Secured Promissory Notes accounted for at fair value are expensed as incurred.

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

For periods of net income, diluted earnings per share is computed using the more dilutive of the “treasury method” or “two class method.” Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible notes using the if-converted method. Because none of the Company’s currently outstanding equity-linked financial instruments contain non-forfeitable rights to dividends, the “two class” method results in the same diluted earnings per share as the “treasury method.”

All of our potential dilutive securities are considered anti-dilutive for the nine months ended September 30, 2026 and 2025. The following table sets forth the potential dilutive securities excluded from the calculation of diluted loss per share for the periods presented.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Shares underlying:

Common stock options	2,488,082	2,850,582
Stock purchase warrants	361,665	200,000
Performance shares	-	300,000
	2,849,747	3,350,582

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

Recent Accounting Developments

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which applies to all public business entities. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. We are assessing the effect of this standard on our consolidated financial statements and related disclosures.

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

Note 3 – Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025

Medical equipment	$1,182,622	$758,527
Office/warehouse equipment	54,567	51,008
Warehouse/production equipment	75,084	75,084
	1,312,273	884,619
Less accumulated depreciation	(607,370)	(518,304)
Property and equipment, net	$704,903	$366,315

Depreciation expense was $40,612 (of which $34,448 was charged to cost of goods sold) and $23,148 (of which $18,543 was charged to cost of goods sold), respectively, for the three months ended September 30, 2026 and 2025.  Depreciation expense was $89,066 (of which $73,012 was charged to cost of goods sold) and $61,551 (of which $48,296 was charged to cost of goods sold), respectively, for the nine months ended September 30, 2026 and 2025.  None of our long-lived assets were deemed to be impaired during the nine months ended September 30, 2026 and 2025.

Note 4 – Distribution Agreement with Smith+Nephew

On March 31, 2025, we entered into a Distribution Agreement with Smith & Nephew, Inc. (“Smith+Nephew”), a U.S. subsidiary of Smith & Nephew PLC, a global medical technology company.  Under the agreement, we will supply to Smith+Nephew its own private label of our Aurix product.  Although Smith+Nephew will be the sole and exclusive distributor in the United States of its own private label Aurix product, we have the right and will continue to market, sell, and distribute our branded Aurix product.  During the year ended December 31, 2025, we recognized $225,000 in distribution fee revenue under the agreement.

Under the agreement, Smith+Nephew will purchase private label product from us, from time to time at agreed upon transfer pricing and we will manufacture, package, and ship the product to Smith+Nephew’s customers in accordance with purchase orders and the agreement.  Commencing in October 2025 through the remainder of the initial term of the agreement, minimum annual purchase commitments of an average of approximately $500,000 will apply for Smith+Nephew to maintain exclusive distribution rights.

Effective January 1, 2026, we entered into an amendment to the agreement to add certain expansion kits in connection with the Private Label product for which we received an upfront fee of $50,000. In August 2026, we received a $250,000 reimbursement fee milestone based on the establishment of reimbursement coverage in an additional place of service category. As consideration for entering into the original agreement, we received an upfront fee of $1.5 million, and we are eligible for an additional $500,000 milestone fee based on our establishment and maintenance of reimbursement coverage for an additional wound etiology. Such fees will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the agreement if we do not comply with certain terms and conditions. The original distribution fee, January 2026 fee under the amendment, and reimbursement fee milestone are being recognized on a pro rata basis over the applicable initial term of the agreement, and the unearned distribution fees are treated as deferred revenue.  During the three and nine months ending September 30, 2026, we recognized $86,562 and $242,444 of revenue under the amended agreement.

The agreement is for an initial term of five years and is renewable for additional two-year terms subject to earlier termination in accordance with the terms and conditions of the agreement. Although the agreement is exclusive to Smith+Nephew in the United States, we are entitled to maintain our existing distributors and sales agents for the Aurix product. The agreement also contains other standard and negotiated terms and conditions including non-solicitation of each party’s customers based on identified customer lists, and certain liability and indemnity clauses.

Note 5 – Stock Purchase Warrants

The following schedule reflects outstanding stock purchase warrants as of September 30, 2026 and December 31, 2025:

Description	September 30, 2026	December 31, 2025

2022 sales incentive warrants	-	200,000
Stock purchase warrants	361,665	-
Total	361,665	200,000

During the nine months ended September 30, 2026 in connection with the issuance of secured notes payable (See Note 6 – Secured Promissory Notes), we issued a series of warrants to purchase up to 361,665 shares of common stock at an exercise price of $1.50 per share and expiring January 23, 2031. The issued warrants consisted of (i) 148,000 immediately vested commitment, origination and capital warrants issued in January upon the initial closing (the "Original Warrants"), (ii) an additional 120,125 immediately vested commitment, origination, and capital warrants issued in May upon an interim funding (the "Interim Warrants"), (iii) 56,875 unvested origination and capital warrants that will vest in the event of Second Funding (the "Contingent Warrants") (see Note 11 – Subsequent Events for additional information), and (iv) up to 36,665 contingent prepayment fee warrants (the "Prepayment Warrants") that will vest in different amounts only in the event of a voluntary or mandatory prepayment that occurs (a) before December 31, 2026 or (b) on or after December 31, 2026 but before December 31, 2027.  The number of Interim Warrants reflects a net reduction of 250 shares to account for a $50,000 decrease in the commitment amount of two of the lenders since the Initial Funding.  In addition, upon the Interim Funding, we cancelled, as previously issued to the four Lenders in the Initial Funding, securities representing (i) unvested origination and capital warrants which would vest upon a Second Funding and exercisable for an aggregate of 105,000 shares, and (ii) unvested original prepayment warrants exercisable for an aggregate of up to 29,332 shares.  The cancelled warrants were replaced by the Contingent Warrants and the Prepayment Warrants discussed above.

The Original Warrants have a fair value at the date of issuance of $149,635 while the Interim Warrants and Contingent Warrants have fair values of $63,660 and $30,141, respectively, on their May 2026 date of issuance. All fair value calculations are based on a Black-Scholes option pricing model where the inputs to calculation were our underlying stock price, the $1.50 exercise price of the warrants, an expected volatility of 75%, the five-year term of the warrants, and the risk-free interest rate corresponding to the term of 3.74% and 4.15% for the January and May issuances, respectively.  The allocation of proceeds from the debt transaction to the warrants upon vesting and based on their fair value resulted in a debt discount which was immediately expensed as interest expense due to our election to carry the debt at fair value.

The 200,000 sales incentive warrants outstanding at December 31, 2025 were legally cancelled upon the January 2026 determination date as the sales milestones were not achieved.

Note 6 – Secured Promissory Notes

As previously disclosed in Note 2 - Liquidity and Summary of Significant Accounting Policies, we received $500,000 in proceeds from the pre-funding of loans on December 31, 2025, an additional $500,000 in funding proceeds upon the initial closing in January 2026, and an additional $675,000 in proceeds upon the closing of an interim funding in May 2026.  On January 21, 2026, we entered into a Loan and Security Agreement (the “Loan Agreement”) with four lenders (collectively, the “Initial Lenders”), including an original loan amount of $200,000 from a related party and a director of Nuo. The Loan Agreement provided for loans in an aggregate principal amount of up to $1.6 million with (a) $1.0 million funded as of the initial closing date (the “Initial Funding”) and (b) $600 thousand to be funded, if requested in advance by us and subject to closing conditions, on September 30, 2026 (the “Second Funding”). The closing of the Initial Funding occurred on January 23, 2026. On May 29, 2026, the Loan Agreement was amended (the “Loan Agreement Amendment”) to add a fifth lender, increase the aggregate principal amount available under the loan to $2.0 million, and establish an interim funding of $675,000 which occurred upon the closing on May 29, 2026 (the “Interim Funding”).  The loan amount from the related party increased to $300,000 and has a fair value of $323,000 at September 30, 2026.  Management evaluated the amendment and accounted for it as a modification. See Note 11 – Subsequent Events for additional information regarding the closing of the Second Funding which occurred subsequent to September 30, 2026.

At the closing of the Initial Funding and Interim Funding, we issued Secured Promissory Notes (each, an “Initial Note” or “Interim Note”; together, the “Notes” including the Second Notes issued subsequent to September 30, 2026) to the lenders. The Initial Note initially bore interest at an annual rate of 10%. Concurrently with the Interim Funding, the interest rate on the Initial Notes increased to an annual rate of 12%, the interest rate at issuance of the Interim Notes was also 12%, and the interest rate of the Second Notes will also be 12%.

The maturity date of the Notes is December 31, 2028 (the “Maturity Date”).

In connection with the issuance of the secured notes payable at the Initial and Interim Fundings, we issued up to 361,665 warrants to purchase common shares of common stock at an exercise price of $1.50 per common share. (See Note 5 – Stock Purchase Warrants for further information).  The 148,000 vested warrants issued at the Initial Funding had a fair value of $149,635 and the additional 120,125 vested warrants issued at the Interim Funding had a fair value of $63,660. Upon their vesting, all warrant issuances created a debt discount that was amortized immediately as additional interest expense.

Interest on the Notes will be payable in warrants and not in cash. Interest on the Notes will be payable and issued at the Maturity Date or earlier upon certain prepayments. Interest on the Notes will accrue on a quarterly calendar basis without regard to partial quarters. The Notes are interest only through December 31, 2026. The principal on the Notes is repayable in cash in equal quarterly installments on the last business day of each calendar quarter commencing March 31, 2027 and continuing to the Maturity Date.

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

Issuance of Common Stock for Vendor Services Rendered

During the nine months ended September 30, 2026, we issued 50,861 shares of common stock in exchange for services rendered from a vendor totaling $61,500.

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

A summary of stock option activity under the Plan during the nine months ended September 30, 2026 is presented below:

Stock Options – 2016 Omnibus Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at January 1, 2026	2,380,582	$0.73	5.84
Granted	1,125,000	1.13	10.0
Exercised	(816,875)	0.68	-
Forfeited or expired	(200,625)	1.13	-
Outstanding at September 30, 2026	2,488,082	$0.89	7.59
Exercisable at September 30, 2026	1,308,915	$0.69	5.80

During the nine months ended September 30, 2026, 1,125,000 stock options were granted to senior management, members of the board of directors, and employees of which (i) 90,000 were granted to independent members of the board of directors with vesting occurring on the one-year anniversary of the grant, (ii) 760,000 were granted pursuant to a three-year vesting schedule, and (iii) 275,000 options contained vesting provisions through December 31, 2028 pursuant to the achievement of either certain commercial sales targets for the years ended December 31, 2026 and 2027 or certain reimbursement coverage milestones. The fair value of the employee options vesting over the three-year vesting schedule was approximately $430,000 while the performance-based options had a fair value of approximately $222,700. Fair value of the options granted to senior management and members of the board of directors was $188,000.

During the nine months ended September 30, 2026, 816,875 options were exercised on a cashless basis resulting in the issuance of 343,994 shares of common stock. The aggregate intrinsic value for outstanding and exercisable options as of September 30, 2026 was approximately $855,000 and $734,000, respectively. During the nine months ended September 30, 2025, 176,000 stock options were granted to employees and a third-party consultant. The fair value of the options to vest over three years was approximately $105,900.

For the three months ended September 30, 2026 and 2025, we recorded stock-based compensation expense of $89,238 and $19,915, respectively. For the nine months ended September 30, 2026 and 2025, we recorded stock-based compensation expense of $154,255 and $62,459, respectively. As of September 30, 2026, there was approximately $787,000 unrecognized compensation cost related to the non-vested stock options of which $581,000 is expected to be recognized prior to year-end 2029 over a weighted average period of 2.5 years while the recognition of approximately $206,000 is subject to the achievement of the performance-based vesting provisions.

Note 8 – Fair Value

Our consolidated balance sheets include various financial instruments (primarily cash, accounts receivable and accounts payable and accrued expenses) that are carried at cost, which approximates fair value due to the short-term nature of the instruments.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We elected to account for the secured notes payable under the fair value option. The fair value of the secured notes payable is calculated using unobservable Level 3 inputs.  At the date of issuance and September 30, 2026, the fair value of the secured notes is deemed to be equivalent to the face value of the loan plus accrued interest as the terms of the loan including maturity and interest rate are considered market based.  We have no other financial assets or liabilities measured at fair value on a recurring basis.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We had no financial assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2026 or December 31, 2025.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We had no non-financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2026 or December 31, 2025.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property and equipment and operating lease right of use assets, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No impairment was recognized during the nine months ended September 30, 2026 or 2025.

The following table presents our liabilities measured at fair value as of September 30, 2026:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Notes payable	$-	$-	$1,477,500
Notes payable – related party	-	-	323,000
Total liabilities	$-	$-	$1,800,500

The following table presents changes in the fair value of our Level 3 liabilities for the nine months ending September 30, 2026:

	Notes Payable	Notes Payable – Related Party	Total Notes Payable

Balance at December 31, 2025	$300,000	$200,000	$500,000
Notes payable at issuance	1,075,000	100,000	1,175,000
Change in fair value	102,500	23,000	125,500
Balance at September 30, 2026	$1,477,500	$323,000	$1,800,500

Note 9 – Segment Information

We manage our business activities on a consolidated basis and operate as a single operating segment dedicated to developing and marketing products for chronic wound care that harness the regenerative capacity of the human body to trigger natural healing. We derive our revenue from sales of the Aurix and Private Label branded product lines and distribution fee revenue from Smith+Nephew. The accounting policies of the segment are the same as those described in Note 2 – Liquidity and Summary of Significant Accounting Policies.

Our CODM is Nuo’s Chief Executive and Financial Officer, David E. Jorden. The CODM uses net loss, as reported in our consolidated statements of operations, in evaluating the performance of the segment and determining how to allocate our resources as a whole. The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table presents the operating results of the segment:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$1,866,125	$1,032,096	$4,937,226	$2,216,679
Less significant segment expenses:
Aurix cost of sales (excluding provision for inventory obsolescence and applicable depreciation expense)	316,731	137,911	891,239	379,410
Private label cost of sales	322,155	250,267	760,430	250,267
Total compensation and benefit costs (including third party commission expense)	874,325	674,499	2,528,468	1,883,308
Provisions for credit losses and inventory obsolescence	73,960	28,876	73,960	50,520
All other operating expenses (excluding depreciation and credit loss provision) (a)	503,655	419,549	1,369,033	1,413,497
Other segment items:
Depreciation, amortization of right of use assets, and stock-based compensation	149,731	61,136	301,546	176,988
Interest expense (income), net	51,099	(409)	340,447	33
Other expense (income), net	(603)	(1,814)	(6,902)	(3,608)
Consolidated net loss	$(424,928)	$(537,919)	$(1,320,995)	$(1,933,736)

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

Total operating lease costs were approximately $29,000 and $28,600 for the three months ended September 30, 2026 and 2025, respectively, and approximately $87,900 and $86,100 for the nine months ended September 30, 2026 and 2025, respectively. Operating lease costs consist solely of base rental and common area maintenance costs.   We have no financing leases.

Future undiscounted cash flows under this lease are:

2026	$20,677
2027	21,284
Total operating lease payments	41,961

Discount factor	(1,205)
Present value of operating lease liabilities	40,756
Current portion of operating lease liabilities	(40,756)
Non-current portion of operating lease liabilities	$-

Note 11 – Subsequent Events

Issuance of Common Stock for Vendor Services Rendered

Subsequent to September 30, 2026, we issued 11,699 shares of common stock in exchange for services rendered from a vendor totaling $15,000.

On October 6, 2026, we entered into an Assignment, Joinder, and Amendment No. 1 (the “Amendment”) to the Amended and Restated Loan and Security Agreement and closed on the Second Funding receiving $325,000 in additional loan proceeds from the lenders. The Amendment changed the closing date of the Second Funding to October 6, 2026 from September 30, 2026. The Amendment also enabled a lender to assign a $100,000 portion of the lender’s Second Funding commitment and to enable three new persons to join the Loan Agreement as lenders. The loan amount from the related party increased by $25,000. Accordingly, the related party loaned $125,000 in the Second Funding representing an aggregate funding of $425,000 by the related party.  In connection with the Second Funding, we issued Second Notes to the lenders, including the related party, bearing interest at 12% per annum with a maturity date of December 31, 2028.  We also elected the fair value option upon the vesting of the previously issued 56,875 unvested warrants which vested upon the Second Funding (see Note 5 - Stock Purchase Warrants for additional information).  The resulting $30,141 fair value of the warrants was treated as a debt discount which was immediately expensed as interest expense due to our election to carry the debt at fair value.

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

Special Note Regarding Forward Looking Statements

Certain statements, other than purely historical information in this Quarterly Report (including this section) constitute “forward-looking statements”. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “will be,” “will continue,” “will likely result,” “could,” “may” and words of similar import. These statements reflect the Company’s current view of future events and are subject to certain risks and uncertainties as noted in this Quarterly Report and in other reports filed by us with the SEC, including Forms 8-K, 10-Q, and 10-K. These risks and uncertainties include, among others, the following:

●	our limited revenue base and sources of working capital;
●	our limited operating experience;
●	our ability to continue as a going concern
●	the dilutive impact of raising additional equity or debt;
●	our ability to timely and accurately report our financial results and prevent fraud if we are unable to maintain effective disclosure and internal controls;
●	acceptance of our product by the medical community and patients;
●	our ability to obtain adequate reimbursement from third-party payors;
●	our ability to contract with healthcare providers;
●	our ability to protect our intellectual property;
●	our compliance with governmental regulations;
●	our reliance on several single source suppliers and our ability to source raw materials at affordable costs;
●	a future or continuing interruption in the supply of any reagent component of the Aurix System;
●	our ability to successfully sell and market the Aurix System;
●	our ability to perform under and realize sales and related benefits from our distribution agreement with Smith+Nephew as well as its ability to market and sell its private label Aurix product;
●	the fees, minimum purchase commitments, and expenses and costs associated with our distribution agreement with Smith+Nephew; and
●	our ability to successfully pursue strategic collaborations to help develop, support, or commercialize our current and future products.

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

As of September 30, 2026, we had established contractual relationships with more than 200 third-party entities and individual representatives. The number of sales agent representatives may continue to expand modestly in the months ahead, but the current focus is broadening commercial customer relationships with wound care providers operating in private office settings while continuing to engage with hospitals and hospital systems regarding expanded POS 22 usage while ensuring that the reimbursement mechanisms are appropriately administered by the local Medicare Administrative Contractors in support of the April 2021 NCD.

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

As consideration for entering into the Distribution Agreement, Smith+Nephew paid us an upfront distribution fee of $1,500,000 for distribution rights. Smith+Nephew also agreed to pay us additional fees as described below.

In August 2026, we received a $250,000 milestone payment based on the establishment of reimbursement coverage in an additional place of service category and we continue to be eligible for an additional $500,000 in milestone payments if we establish and maintain reimbursement coverage for an additional wound etiology.

In January 2026, Smith+Nephew further paid us an upfront fee of $50,000, pursuant to a Distribution Agreement amendment to add certain expansion kits in connection with the Private Label product.

The distribution fee and other fees described above will be refundable to Smith+Nephew on a pro rata basis for the unexpired initial term of the Distribution Agreement if we do not comply with certain terms and conditions.

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

While most components of Aurix are generally readily available on the open market, our sole supplier of the bovine thrombin reagent used in Aurix - Thrombin-JMI (“TJMI”) - has been Pfizer, with which we have a long-standing supply agreement that has no obligation to supply TJMI. Historically, we have used single suppliers for several components of the Aurix product line; however, when feasible, we obtain alternative suppliers of components, such as in 2025 when we established a dual supply for an ascorbic acid reagent component of Aurix.

In the second quarter of 2026, we became aware that Pfizer was experiencing challenges regarding regular uninterrupted supply of commercially available TJMI.  We use only the lyophilized thrombin vial (not the diluent vial) as a component in the Aurix reagent kit. Nonetheless, by the third quarter of 2026, TJMI was on back order with resupply currently estimated for the second quarter of 2027.

Due to the TJMI supply interruption, the Aurix product entered a temporary out-of-stock situation for approximately two weeks in early August 2026.

While we have mitigated Aurix's TJMI supply interruption with an alternative supply of bovine thrombin for at least the short term, we are continuing to pursue longer-term alternative approaches, supplies, and suppliers of thrombin to use in the Aurix product line. These alternatives include seeking FDA regulatory relief, utilizing human recombinant thrombin, and establishing sources of supply from outside the United States. Despite our efforts, we may be unable to obtain, utilize, or establish these alternatives in the long term, or at all, at prices or quality levels that are acceptable to us or that meet applicable regulatory clearance or approval requirements, including import and customs requirements.

There can be no assurance as to when or whether the supply of TJMI will resume, in its original or different packaging configurations, or whether the supply of TJMI will resume at preexisting levels. Further, Pfizer may unilaterally raise the price or alter its allocation of TJMI to us or may decline to renew or may terminate our supply agreement.

If our alternative supply of bovine thrombin or our other alternative approaches are insufficient, untimely, or do not meet applicable standards, our ability to supply Aurix would be disrupted and our Aurix commercialization efforts and operating results would be adversely affected.

If a temporary or permanent interruption in the supply of any reagent occurs, or if the manufacturing costs charged by any supplier exceed what we can reasonably afford, we would need to seek alternative sources of supply. There is no assurance we would be able to identify a suitable alternative source of supply or would be able to do so without significant delay. Despite our efforts to maintain an adequate supply of inventory, the loss of a supplier or its inability to provide us with an adequate supply of a reagent could cause delay in manufacture of our product, impair our ability to meet customer demand, or increase our expenses, harm our commercialization efforts, and adversely affect our operating results.

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

Comparison of Three Months Ended September 30, 2026 and 2025

Revenue and Gross Profit

Total revenues for the three months ended September 30, 2026 totaled approximately $1,866,000 including approximately $87,000 of distribution fee revenue related to the Smith+Nephew distribution agreement as amended. Product revenues for the three months ended September 30, 2026 totaled approximately $1,780,000 in comparison to product only revenues of approximately $957,000 for the three months ended September 30, 2025 representing an increase of approximately $823,000 or approximately 86%. Product revenues associated with the Smith+Nephew private label distribution arrangement recognized during the three months ended September 30, 2025 consisted solely of centrifuge devices sold to Smith+Nephew. Associated gross profit was approximately $1,193,000 for the three months ended September 30, 2026 in comparison to approximately $625,000 of gross profit in the three months ended September 30, 2025 and increased approximately 91%.

The increase in revenues was due primarily to (i) increased Aurix product revenues resulting from an expanding customer base over the past year and (ii) Smith+Nephew related product revenues for centrifuge devices and kits. Aggregate gross margin was approximately 64% for the three months ended September 30, 2026 as compared to approximately 61% for the three months ended September 30, 2025. The gross margin increase was primarily due to all Smith+Nephew product sales in the prior year period consisting of centrifuge devices sold to Smith+Nephew at a near zero gross margin on the transfer price of the devices.

Operating Expenses

Total operating expenses increased approximately $402,000 to approximately $1,567,000 comparing the three months ended September 30, 2026 to the three months ended September 30, 2025. The increase from the prior year was due primarily to increases in (i) compensation and benefit costs of approximately $71,000, (ii) third party commission expense of approximately $128,000 for independent sales representatives and distributors resulting from increased Aurix product revenues, (iii) approximately $63,000 in professional fees primarily resulting from regulatory consulting expenses associated with the reagent supply chain matters, (iv) non-cash stock based compensation expense of approximately $69,000, and (v) provision for credit losses of approximately $45,000.

Other Income (Expense)

Interest income (expense), net for the three months ended September 30, 2026 primarily represents $50,250 of non-cash interest expense on the secured notes payable while other income (expense) for the three months ended September 30, 2025 was nominal.

Comparison of Nine Months Ended September 30, 2026 and 2025

Revenue and Gross Profit

Total revenues for the nine months ended September 30, 2026 totaled approximately $4,937,000 including approximately $242,000 of distribution fee revenue related to the Smith+Nephew distribution agreement as amended. Product revenues for the nine months ended September 30, 2026 totaled approximately $4,695,000 in comparison to product revenues of approximately $2,067,000 for the nine months ended September 30, 2025 representing an increase of approximately $2,628,000 or approximately 127%. Product revenues associated with the Smith+Nephew private label distribution arrangement recognized during the nine months ended September 30, 2025 consisted solely of centrifuge devices sold to Smith+Nephew . Associated gross profit was approximately $3,213,000 for the nine months ended September 30, 2026 in comparison to approximately $1,530,000 of gross profit in the nine months ended September 30, 2025 and increased approximately 110%.

The increase in revenues was due primarily to (i) increased Aurix product revenues resulting from an expanding customer base over the past year, (ii) Smith+Nephew related product revenues for centrifuge devices and kits and (iii) distribution fee revenue recognized under the distribution agreement as amended. Aggregate gross margin was approximately 65% for the nine months ended September 30, 2026 as compared to approximately 69% for the nine months ended September 30, 2025. The gross margin decline was primarily due to (i) the centrifuge devices sold to Smith+Nephew at a near zero gross margin on the transfer price of the devices and (ii) lower product gross margins on sales of Private Label kits to Smith+Nephew resulting from transfer pricing.

Operating Expenses

Total operating expenses increased approximately $733,000 to approximately $4,200,000 comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025. The increase from the prior year was due primarily to increases in (i) compensation and benefit costs of approximately $271,000, (ii) third party commission expense of approximately $374,000 for independent sales representatives and distributors resulting from increased Aurix product revenues, and (iii) stock based compensation expense of approximately $92,000.

Other Income (Expense)

Interest income (expense), net for the nine months ended September 30, 2026 primarily represents (i) $125,500 of non-cash interest expense on the secured notes payable and (ii) $213,295 of debt discount amortization considered interest expense due to our election of the fair value option on all of the fundings of secured notes payable while other income (expense) for the nine months ended September 30, 2025 was nominal.

Liquidity and Capital Resources

Overview

As of September 30, 2026, we had cash balances of approximately $0.1 million, total current assets of approximately $2.0 million and total current liabilities of approximately $2.5 million. As an operational business, we have a history of losses and are not currently profitable. For the years ended December 31, 2025, and 2024, we incurred net losses of approximately $2.5 million and $2.3 million, respectively. As of September 30, 2026, our accumulated deficit was approximately $36.1 million and our stockholders’ deficit was approximately $1.8 million.

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

Cash Flows

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows used in operating activities	$(1,215,351)	$(442,325)
Cash flows used in investing activities	$(427,654)	$(231,551)
Cash flow provided by financing activities	$1,175,000	$904,959

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2026 of approximately $1,215,000 primarily reflects our net loss of approximately $1,321,000 adjusted by (i) approximately $670,000 net change in operating assets and liabilities and partially offset by (ii) non-cash interest expense and amortization of debt discount on notes payable issued of approximately $339,000, and (iii) approximately $437,000 in total for amortization of right of use assets, depreciation of property and equipment, stock-based compensation, provision for credit losses, and vendor expense settled in shares of common stock.

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

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026 and 2025 primarily represents approximately $428,000 and $220,000, respectively in capital expenditures for the purchase of centrifuge devices.

Financing Activities

For the nine months ended September 30, 2026, we received an additional $500,000 in loan proceeds under the secured notes payable after $500,000 of proceeds were pre-funded on December 31, 2025 and a further $675,000 in loan proceeds from an interim funding in May 2026.

Cash provided by financing activities for the nine months ended September 30, 2025 reflects proceeds of (i) $791,418 from the sale of 527,612 shares of common stock in a private placement which closed in July 2025 and (ii) $113,541 from the exercise of common stock options.

Amended and Restated Loan and Security Agreement, as Amended

Loan Agreement

On January 21, 2026, the Company entered into a Loan and Security Agreement (the “Initial Loan Agreement”) with four lenders, including Scott Pittman, a director of the Company.  On May 29, 2026, the Company entered into an Amended and Restated Loan and Security Agreement (the “Interim Loan Agreement”) to amend and restate the Initial Loan Agreement and add one additional lender.

The Initial Loan Agreement provided for an aggregate commitment of $1.6 million of the lenders that included $1,000,000 on the January 23, 2026 initial closing date (the “Initial Funding”).  The Interim Loan Agreement provided for a $400,000 increase in the aggregate commitment of the lenders and an adjustment of their loan amounts such that their funding commitment totaled an aggregate principal amount of up to $2.0 million based upon (a) $1,000,000 previously funded in the Initial Funding, (b) $675,000 funded on the interim closing date (the “Interim Funding”), and (c) $325,000 to be funded, if requested by the Company and subject to closing conditions, on September 30, 2026 (the “Second Funding”). The closing of the Interim Funding occurred on May 29, 2026.

On October 6, 2026, the Company entered into an Assignment, Joinder, and Amendment No. 1 (the “Amendment”) to the Interim Loan Agreement (as amended, the “Loan Agreement”) to change the closing date of the Second Funding to October 6, 2026. The Amendment also enabled a lender to assign a $100,000 portion of the lender’s Second Funding commitment and enabled three new persons to join the Loan Agreement as lenders (collectively, the “Lenders”). The closing of the Second Funding occurred on October 6, 2026 as provided for in the Amendment and the Company received the full Second Funding amount of $325,000.

The Company therefore has received an aggregate of $2,000,000 from Lenders in accordance with the Loan Agreement and consistent with the $2.0 million total funding commitment.

At the closing of the Initial Funding, the Company issued Secured Promissory Notes (each, an “Initial Note”) bearing interest at an annual rate of 10% to the Lenders. At the closing of the Interim Funding, the Company issued Secured Promissory Notes (each, an “Interim Note”) to the Lenders. At the closing of the Second Funding, the Company issued additional Secured Promissory Notes (each, a “Second Note”) to the Lenders. The Interim Notes and the Second Notes bear interest at an annual rate of 12%. In addition, pursuant to the Interim Loan Agreement, the interest rate of Initial Notes previously issued pursuant to the Initial Loan Agreement increased from 10% to an annual rate of 12% upon the Interim Funding.

The maturity date of the Initial Notes, the Interim Notes, and the Second Notes (together, the “Notes”) is December 31, 2028 (the “Maturity Date”).

Interest on the Notes will be payable in Interest Warrants as described below, and not in cash. Interest on the Notes will be payable and issued at the Maturity Date (or earlier upon certain prepayments as described below). Interest on the Notes will accrue on a quarterly calendar basis without regard to partial quarters.

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

In addition, the Loan Agreement mandates the prepayment of the Notes in the event of (i) an equity financing of at least $5 million, (ii) certain changes in control as defined in the Loan Agreement, or (iii) a default by the Company. In the event of such an equity financing or change in control, the Company has agreed to repay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 2.75% of the then outstanding principal balance if such event occurs before December 31, 2026 and 1.5% of the then outstanding principal balance if such event occurs on or after December 31, 2026 but before December 31, 2027, with no prepayment fee applicable if such event occurs on or after December 31, 2027. In the event of a default, the Company has agreed to repay the Notes in their entirety by paying the then outstanding principal balance and all accrued interest on the Notes, subject to a prepayment fee equal to 2.75% of the then outstanding principal balance. The prepayment fee, if any, is payable in Prepayment Restated Warrants as described below, and not in cash, that will vest in the event of a mandatory prepayment.

The Notes are secured by a lien upon and security interest in all of the Company’s assets, including intellectual property.

Warrants

On January 23, 2026, the closing date of the Initial Funding, and pursuant to the Initial Loan Agreement, the Company (a) issued warrants, a portion of which are subject to vesting provisions, to the Lenders in the Initial Funding to purchase shares of the Company’s common stock, and (b) agreed to issue additional warrants to the Lenders in the Interim Funding to purchase shares of the Company’s common stock as payment for accrued interest under the Notes.

On May 29, 2026, the closing date of the Interim Funding, and pursuant to the Interim Loan Agreement, the Company (a) issued warrants, a portion of which are subject to vesting provisions, to the Lenders in the Interim Funding to purchase shares of the Company’s common stock, (b) cancelled certain warrants previously issued pursuant to the Initial Funding, and (c) again agreed to issue additional warrants to the Lenders in the Interim Funding to purchase shares of the Company’s common stock as payment for accrued interest under the Notes.

On October 6, 2026, the closing date of the Second Funding, and pursuant to the Loan Agreement, the Company (a) issued warrants, a portion of which are subject to vesting provisions, to the Lenders in the Second Funding to purchase shares of the Company’s common stock, (b) cancelled certain warrants previously issued pursuant to the Initial Funding and Interim Funding, and (c) again agreed to issue additional warrants to the Lenders in the Second Funding to purchase shares of the Company’s common stock as payment for accrued interest under the Notes.

The securities issued by the Company at the closing of the Initial Funding consisted of: (i) warrants representing a fee of 0.75% of each Lender’s commitment pursuant to the Loan Agreement (the “Commitment Warrants”); (ii) warrants representing a fee of 1.0% of each Lender’s loan amount in the Initial Funding (the “Origination Initial Warrants”); (iii) warrants representing 20% coverage of each Lender’s loan amount in the Initial Funding (the “Capital Initial Warrants”); (iv) warrants representing a fee of 1.25% of each Lender’s loan commitment amount in the Second Funding, vesting only upon the occurrence of the Second Funding (the “Origination Second Warrants”); (v) warrants representing 25% coverage of each Lender’s loan commitment amount in the Second Funding, vesting only upon the occurrence of a Second Funding (the “Capital Second Warrants”); and (vi) warrants representing a fee, if any, vesting only in the event of a voluntary or mandatory prepayment as described above and at a percentage as described above of each Lender’s then outstanding principal balance (the “Prepayment Warrants”). In addition, as discussed above, warrants are issuable by the Company at the Maturity Date (or earlier upon voluntary or mandatory prepayment as described above) as payment for accrued interest on the Initial Notes (the “Interest Warrants”).

The securities issued by the Company at the closing of the Interim Funding consisted of: (i) warrants representing a fee of 0.75% of each Lender’s revised, as applicable, commitment pursuant to the Interim Loan Agreement (the “Commitment Supplemental Warrants”); (ii) warrants representing a fee of 1.25% of each Lender’s loan amount in the Interim Funding (the “Origination Interim Warrants”); (iii) warrants representing 25% coverage of each Lender’s loan amount in the Interim Funding (the “Capital Interim Warrants”); (iv) warrants representing a fee of 1.25% of each Lender’s loan commitment amount, if any, in a Second Funding, vesting on September 30, 2026 only upon the occurrence of a Second Funding (the “Origination Restated Second Warrants”); (v) warrants representing 25% coverage of each Lender’s loan commitment amount, if any, in a Second Funding, vesting on September 30, 2026 only upon the occurrence of a Second Funding (the “Capital Restated Second Warrants”); and (vi) warrants representing a fee, if any, vesting only in the event of a voluntary or mandatory prepayment as described above and at a percentage as described above of each Lender’s then outstanding principal balance (the “Prepayment Restated Warrants”). In addition, Interest Warrants are issuable by the Company at the Maturity Date (or earlier upon voluntary or mandatory prepayment as described above) as payment for accrued interest on the Interim Notes.

The securities, as applicable pursuant to the Amendment, issued by the Company at the closing of the Second Funding consisted of: (i) warrants representing Commitment Warrants, Origination Restated Second Warrants and Capital Second Restated Warrants; and (ii) Prepayment Restated. Warrants.  In addition, Interest Warrants are issuable by the Company at the Maturity Date (or earlier upon voluntary or mandatory prepayment as described above) as payment for accrued interest on the Second Notes.

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

Accordingly, as a result of the Initial Funding, Interim Funding, and Second Funding, the Company issued securities representing: (i) Commitment Warrants, Origination Initial Warrants, and Capital Initial Warrants (together, the “Initial Warrants”) immediately exercisable for an aggregate of 148,000 shares; (ii) Commitment Supplemental Warrants, Origination Interim Warrants, and Capital Interim Warrants (together, the “Interim Warrants”) immediately exercisable for an aggregate of 120,125 shares; (iii) Origination Second Warrants and Capital Second Warrants (together, the “Second Warrants”), which vested upon the Second Funding, exercisable for an aggregate of 43,750 shares; (iv) Origination Restated Second Warrants and Capital Restated Second Warrants (together, the “Second Restated Warrants”), which vested upon the Second Funding, exercisable for an aggregate of 13,125 shares, and (v) Prepayment Restated Warrants, vesting upon a voluntary or mandatory prepayment event as described above, exercisable for an aggregate of up to 36,665 shares.  Further, the Company has agreed to issue Interest Warrants at the Maturity Date (or earlier upon voluntary or mandatory prepayment as described above) immediately then exercisable for an aggregate of up to 303,667 shares representing the maximum interest payable for the maximum principal amount of $2.0 million and then repaid by the Maturity Date per the terms of the Loan Agreement.

Inflation

The Company believes that the rates of inflation in recent years have not had a significant impact on its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions regarding future events that affect the amounts reported in our financial statements and accompanying notes. We base these estimates on our experience and assumptions regarding future events we believe to be reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the unaudited consolidated financial statements. We have described our most critical accounting policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report.  There were no accounting policies or estimates identified as critical.  There have been no material changes to our critical accounting policies or estimates since December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have Experienced an Interruption in the Supply of a Reagent Component of the Aurix System, and Future or Continuing Interruptions of Any Reagent Component Could Have a Material Adverse Effect on our Business.

We outsource the manufacturing of various Aurix product components to contract manufacturers. While we believe these manufacturers demonstrate competency, reliability and stability, there is no assurance that one or more of them will not experience an interruption or inability to provide us with the components needed to satisfy customer demand.

While most components of Aurix are generally readily available on the open market, our sole supplier of the bovine thrombin reagent used in Aurix - Thrombin-JMI (“TJMI”) - has been Pfizer, with which we have a long-standing supply agreement that has no obligation to supply TJMI. Historically, we have used single suppliers for several components of the Aurix product line; however, when feasible, we obtain alternative suppliers of components, such as in 2025 when we established a dual supply for an ascorbic acid reagent component of Aurix.

In the second quarter of 2026, we became aware that Pfizer was experiencing challenges regarding regular uninterrupted supply of commercially available TJMI.  We use only the lyophilized thrombin vial (not the diluent vial) as a component in the Aurix reagent kit. Nonetheless, by the third quarter of 2026, TJMI was on back order with resupply currently estimated for the second quarter of 2027.

Due to the TJMI supply interruption, the Aurix product entered a temporary out-of-stock situation for approximately two weeks in early August 2026.

While we have mitigated Aurix's TJMI supply interruption with an alternative supply of bovine thrombin for at least the short term, we are continuing to pursue longer-term alternative approaches, supplies, and suppliers of thrombin to use in the Aurix product line. These alternatives include seeking FDA regulatory relief, utilizing human recombinant thrombin, and establishing sources of supply from outside the United States. Despite our efforts, we may be unable to obtain, utilize, or establish these alternatives in the long term, or at all, at prices or quality levels that are acceptable to us or that meet applicable regulatory clearance or approval requirements, including import and customs requirements.

There can be no assurance as to when or whether the supply of TJMI will resume, in its original or different packaging configurations, or whether the supply of TJMI will resume at preexisting levels. Further, Pfizer may unilaterally raise the price or alter its allocation of TJMI to us or may decline to renew or may terminate our supply agreement.

If our alternative supply of bovine thrombin or our other alternative approaches are insufficient, untimely, or do not meet applicable standards, our ability to supply Aurix would be disrupted and our Aurix commercialization efforts and operating results would be adversely affected.

If a temporary or permanent interruption in the supply of any reagent occurs, or if the manufacturing costs charged by any supplier exceed what we can reasonably afford, we would need to seek alternative sources of supply. There is no assurance we would be able to identify a suitable alternative source of supply or would be able to do so without significant delay. Despite our efforts to maintain an adequate supply of inventory, the loss of a supplier or its inability to provide us with an adequate supply of a reagent could cause delay in manufacture of our product, impair our ability to meet customer demand, or increase our expenses, harm our commercialization efforts, and adversely affect our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2026, the Company issued an aggregate of 22,189 shares of its common stock to a service provider as compensation for professional services rendered to the Company. The shares were issued in monthly installments valued at $7,500 each, representing an aggregate transaction value of $22,500.

No cash proceeds were received by the Company in connection with these issuances. The issuances of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering. The recipient represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in these transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

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

4.1

Form of Second Restated Warrants (as issued in connection with Loan and Security Agreement dated as of May 29, 2026) (previously filed on June 3, 2026 as Exhibit 4.3 to the registrant's Current Report on Form 8-K and incorporated herein by reference)

4.2

Form of Prepayment Restated Warrants (as issued in connection with Loan and Security Agreement dated as of May 29, 2026) (previously filed on June 3, 2026 as Exhibit 4.5 to the registrant's Current Report on Form 8-K and incorporated herein by reference)

4.3

Form of Interest Warrants (as issuable in connection with Loan and Security Agreement dated as of January 21, 2026) (previously filed on January 26, 2026 as Exhibit 4.4 to the registrant's Current Report on Form 8-K and incorporated by reference herein)

10.1

Amended and Restated Loan and Security Agreement, dated as of May 29, 2026 (previously filed on June 3, 2026 as Exhibit 10.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference)

10.2

Assignment, Joinder, and Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of October 6, 2026 (previously filed on October 6, 2026 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Nuo Therapeutics, Inc. Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2026 and 2025, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine month periods ended September 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2026 and 2025 and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUO THERAPEUTICS, INC.

Date: November 13, 2026
	By:	/s/ David E. Jorden
David E. Jorden Chief Executive and Financial Officer
(Principal Executive and Financial Officer)